Form 10-Q
period 2011-03-31
SUNPEAKS VENTURES, INC.
filed 2011-05-16
CIK 1470915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-161985

SUNPEAKS VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0777112
(State of incorporation)	(I.R.S. Employer Identification No.)

#106, 505 19 Ave SW

Calgary, Alberta, T2S 0E4, Canada

(Address of principal executive offices)

(403) 540-5277

(Registrant’s telephone number)

with a copy to:

Carrillo Huettel & Zouvas, LLP

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

(Not required) Yes      . No      .

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

Yes   X  . No      .

As of May 13, 2011, there were 7,900,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

SUNPEAKS VENTURES, INC.*

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," or the "Company," refers to Sunpeaks Ventures, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended March 31, 2011 (unaudited) and June 30, 2010

Balance Sheets (unaudited)	3
Statements of Operations (unaudited)	4
Statements of Cash Flows (unaudited)	5
Notes to the Financial Statements (unaudited)	6

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

(unaudited)

	March 31, 2010 $	June 30,2010 $

ASSETS
Current assets

Cash	181	5,636

Total Assets	181	5,636

LIABILITIES

Current liabilities
Accounts payable	39,025	19,561
Accrued liabilities	7,069	4,066
Notes payable	79,248	66,720
Due to related party	35,000	20,000

Total Liabilities	160,342	110,347

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 7,900,000 common shares	7,900	7,900

Additional Paid-In Capital	12,100	12,100

Deficit accumulated during the exploration stage	(180,161)	(124,711)

Total Stockholders’ Deficit	(160,161)	(104,711)

Total Liabilities and Stockholders’ Deficit	181	5,636

(The accompanying notes are an integral part of these financial statements)

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		Accumulated from June 25, 2009 (Date of Inception) to March 31, 2011 $
	2011 $	2010 $	2011 $	2010 $

Revenues	–	–	–	262	262

Operating Expenses
Consulting fees	–	10,000	–	10,000	23,670
General and administrative	465	397	1,992	2,260	7,147
Impairment of oil and gas property	–	–	–	–	10,000
Management fees	5,000	5,000	15,000	15,000	40,000
Professional fees	11,180	3,275	35,455	31,925	92,537

Total Operating Expenses	16,645	18,672	52,447	59,185	173,354

Loss Before Other Expense	(16,645)	(18,672)	(52,447)	(58,923)	(173,092)

Other Expense

Interest expense	(987)	(1,008)	(3,003)	(3,001)	(7,069)

Net Loss	(17,632)	(19,680)	(55,450)	(61,924)	(180,161)
Net Loss per Share – Basic and Diluted	–	–	(0.01)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	7,900,000	7,360,219	7,900,000	7,360,219

(The accompanying notes are an integral part of these financial statements)

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Nine Months Ended March 31, 2011 $	For the Nine Months Ended March 31, 2010 $	Accumulated from June 25, 2009 (Date of Inception) to March 31, 2011 $

Operating Activities

Net loss for the period	(55,450)	(61,924)	(180,161)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	–	–	5,000
Impairment of oil and gas property	–	–	10,000

Changes in operating assets and liabilities:

Accounts payable	19,464	6,478	39,025
Accrued liabilities	3,003	3,003	7,069
Due to related party	15,000	15,000	30,000

Net Cash Used In Operating Activities	(17,983)	(37,443)	(89,067)

Investing Activities

Acquisition of oil and gas properties	–	–	(10,000)

Net Cash Used In Investing Activities	–	–	(10,000)

Financing Activities

Repayment of note payable	(1,000)	–	(1,000)
Proceeds from related party	–	–	5,000
Proceeds from note payable	13,528	20,000	80,248
Proceeds from issuance of shares	–	15,000	15,000

Net Cash Provided By Financing Activities	12,528	35,000	99,248

Increase (Decrease) in Cash	(5,455)	(2,443)	181

Cash – Beginning of Period	5,636	6,109	–

Cash – End of Period	181	3,666	181

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2011, the Company has not earned revenue, has a working capital deficit of $160,161, and an accumulated deficit of $180,161. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2011 and June 30, 2010, there were no cash equivalents.

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

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

i)

Financial Instruments (continued)

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related party. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

j)

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

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011, the Company has no items representing comprehensive income or loss.

l)

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

The Company did not grant any stock options or warrants during the period ended March 31, 2011.

m)

Recent Accounting Pronouncements

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

4.

Note Payable

a)

In June 2009, the Company issued a $40,000 convertible promissory note (the “Note”) to a third-party investor. Under the terms of the Note, the amount is unsecured, due interest at 10% per annum, due on demand, and convertible into common shares of the Company at the option of the note holders at $0.06 per common share. As at March 31, 2011, the Company recorded accrued interest of $7,069 which has been recorded as accrued liabilities. The Company evaluated the conversion feature related to this note and determined no derivative or beneficial conversion feature existed.

b)

As at March 31, 2011, the Company owes $39,248 (June 30, 2010 - $26,720) to a creditor for operating expenditures incurred by the Company. This amount owing is unsecured, non-interest bearing, and due on demand. Imputed interest is not considered to be material.

5.

Related Party Transaction

As at March 31, 2011, the Company owes $35,000 (June 30, 2010 - $20,000) to the Company’s President for management fees incurred on behalf of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31,	June 30,
	2011 $	2010 $
Current Assets	181	5,636
Current Liabilities	160,342	110,347
Working Capital (Deficit)	(160,161)	(104,711)

Cash Flows

	March 31, 2011 $	March 31, 2010 $
Cash Flows from (used in) Operating Activities	(17,983)	(37,443)
Cash Flows from (used in) Financing Activities	12,528	35,000
Net Increase (decrease) in Cash During Period	(5,455)	(2,443)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2011 were $16,645 compared with $18,672 for the three months ended March 31, 2010. The decrease of $2,027 was due to $10,000 of consulting fees incurred prior year that wasn’t incurred in the current year and offset by an increase of $7,905 in professional fees relating to legal and accounting costs relating to the Company’s SEC reporting requirements.

Operating expenses for the nine months ended March 31, 2011 were $52,447 compared with $59,185 for the nine months ended March 31, 2010. The decrease of $6,738 was due to $10,000 of consulting fees incurred prior year that wasn’t incurred in the current year and offset by an increase of $3,530 in professional fees relating to legal and accounting costs relating to the Company’s SEC reporting requirements.

For the nine months ended March 31, 2011, the Company incurred a net loss of $55,450 compared with a net loss of $61,924 for the nine months ended March 31, 2010.

Liquidity and Capital Resources

As at March 31, 2011, the Company’s cash balance and total assets were $181 compared to $5,636 as at June 30, 2010. The decrease in total assets is attributed to the fact that the Company incurred operating expenses that exceeded the amount of new debt financing received during the year.

As at March 31, 2011, the Company had total liabilities of $160,342 compared with total liabilities of $110,347 as at June 30, 2010. The increase in total liabilities of $49,995 is attributed to increases in accounts payable and accrued liabilities of $22,467 due to outstanding professional fees, $15,000 of amounts owing to related parties, and $12,528 of additional notes payable that were issued during the period.

As at March 31, 2011, the Company has a working capital deficit of $160,161 compared with $104,711 at June 30, 2010 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the nine months ended March 31, 2011, the Company used $17,983 of cash for operating activities compared to the use of $37,443 of cash for operating activities during the nine months ended June 30, 2010.  The decrease in cash used for operating activities is due to the fact that the Company only raised $12,528 in financing for operating expenditures compared to $35,000 in financing in the prior year.

Cashflow from Financing Activities

During the nine months ended March 31, 2011, the Company received proceeds of $12,528 from financing activities compared to $35,000 during the nine months ended March 31, 2010. The decrease in proceeds from financing activities was due to the fact that the Company received $20,000 from the issuance of notes payable and $15,000 in proceeds from the issuance of common shares in the prior year whereas the Company only received $13,528 in notes payable during the year and repaid $1,000 of outstanding notes payable.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

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

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On May 5, 2011, the Company entered into a Settlement Agreement and General Release with Blue Lagoon Capital (“Blue Lagoon”) to settle a debt owing to Blue Lagoon under the terms of that certain Promissory Note dated June 25, 2009, by and through a payment of $47,000 to Blue Lagoon.

On May 5, 2011, the Company entered into a Settlement Agreement and General Release with Habana Investments (“Habana”) to settle a debt owing to Habana for numerous cash advances made to the Company on various dates commencing on June 25, 2009, by and through a payment of $39,248 to Habana.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
10.01	Form of Subscription Agreement	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
10.02	Form of Convertible Promissory Note between the Company and Blue Lagoon Capital dated June 25, 2009	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
10.03	Management Agreement between the Company and Scott Beaudette dated June 25, 2009	Filed with the SEC on December 30, 2009 as part of our Amended Registration Statement on Form S-1/A.
10.04	Lease Agreement between the Company and Nitro Petroleum, Inc. dated November 21, 2008	Filed with the SEC on May 5, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Settlement Agreement between the Company and Blue Lagoon Capital dated May 5, 2011	Filed herewith.
10.06	Settlement Agreement between the Company and Habana Investments dated May 5, 2011	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNPEAKS VENTURES, INC.

Dated:  May 16, 2011

/s/ Scott Beaudette

By: Scott Beaudette

Its: President, Chief Executive Officer, Chief Financial Officer, Treasurer & Secretary

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 16, 2011

/s/ Scott Beaudette

By: Scott Beaudette

Its:  Director