Form 10-K
period 2011-06-30
SUNPEAKS VENTURES, INC.
filed 2011-10-12
CIK 1470915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________

FORM 10-K

__________

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

SUNPEAKS VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-161985	27-0777112
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
#106, 505 19 Ave SW Calgary, Alberta, T2S 0E4, Canada (Address of principal executive offices)
Phone: (403) 540-5277
(Registrant’s Telephone Number) Copy of all Communications to: Carrillo Huettel, LLP 3033 Fifth Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 30, 2010 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of October 11, 2011, there were 8,233,350 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us” and “our” are references to Sunpeaks Ventures, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

History of the Company

The Company was incorporated in the State of Nevada on June 25, 2009, as an independent crude oil and natural gas exploration company. We are an exploration stage company and currently have minimal operations and as such we are considered a "shell company" as that term is defined under Rule 405 of the Securities and Exchange Act of 1934. At this time we are a resource based energy company with a minor working interest in a three (3) well re-work project located in Pottawatomie, Oklahoma. Our long-term strategic goal is to build intrinsic shareholder value through focused operations from this project and other projects while maintaining a low cost structure at every level of our Company. We will accomplish this by continuing to identify and evaluate potential opportunities that would complement our current business plan and create sustained economic value.

On November 21, 2008, prior to our incorporation, we entered into an Assignment of Oil and Gas Leases with Nitro Petroleum, Inc. ("Nitro Petroleum"), whereby the Company was assigned a 1.28571% working interest in and to certain oil and gas leases owned by Nitro Petroleum. The working interest was acquired for an aggregate total purchase price of $10,000, which covered the following leases, specifically described as: (i) Nancy Hubbard #1, C NE NW/4, Section 1-T8N-R2E, Pottawatomie County, Oklahoma (the “Nancy Hubbard wells”); (ii) Walker #1, C NW NE/4, Section 1-T8N-R2E, Pottawatomie County, Oklahoma (the “Walker well”); (iii) Krouch #1, C SE SE/4, Section 35-T9N-R2E, Pottawatomie County, Oklahoma and Krouch #2, C SW SE/4, Section 35-T9N-R2E, Pottawatomie County, Oklahoma (jointly the “Krouch wells”).  The foregoing leased properties are collectively referred to herein as the "Property".  In acquiring the Property, Management saw an opportunity to enter into the oil and gas exploration industry.

The assignment agreement for the Property records a purchase price of $10.00, this was simply for recordation purposes, and the actual purchase price of $10,000 paid by the Company has been duly recorded in the Company's audited financial statements included herein. On June 30, 2010, the Company recognized an impairment loss of the acquisition cost on the recommendation of its external auditors, as we were unable to obtain a reserve report to support its capitalized value on the balance sheet. The Company continues to hold the working interest in the Property and anticipates receiving revenue from the Property, if and when generated, based on our pro-rata interest.

Description of Business and Initial Opportunity

The first anticipated re-work is to frac the Hunton Limestone pay zone on the Nancy Hubbard wells. The Nancy Hubbard wells are not currently producing commercially viable quantities of oil, but we have been informed that Nitro Petroleum has plans to facilitate an acid frac on the wells, which may produce output at commercially viable levels. Typically, by performing an acid frac on an under-producing or non-producing well, the result is increased production for a period of one to six months. We have been informed by Nitro Petroleum that it intends to further explore the Krouch wells in the future. Finally, we anticipate that the Walker well will be re-equipped and will be fraced as well at some point in the future. It is anticipated that the rework and fracing of the Nancy Hubbard and Krouch wells will range anywhere from $50,000 upwards to $90,000 based on the extent and depth of the rework.

Generally, we have an excellent working relationship with Nitro Petroleum, and we anticipate that larger opportunities will become available to us based on this relationship. However, we have no control over Nitro Petroleum or the operational timeline relating to the rework of the Property. Nitro Petroleum will make all determinations relating to the continued rework or fracing of the Property and as disclosed in Nitro Petroleum's last annual report for the year ended January 31, 2011, Nitro Petroleum had revenue of $144,112 from production of oil and gas, they had a cash balance of $40,501, had accumulated losses of $5,369,769 since inception and had a working capital deficiency of $246,973. Our interest in the Property is nominal and we have minimal access to operational information regarding the exact details of  Nitro Petroleum's plans concerning the management and rework of the Property, including the financial condition of Nitro Petroleum and its ability to rework or frac the wells. However, as our interest is nominal, we do not expect to achieve profitability from any reserves produced by the wells on the properties.

First Year Plan of Operation

Our anticipated activities for the following 12 months will involve capital raising activities and the continued identification and assessment of potential acquisition sites. As those undervalued properties are often difficult to secure without adequate funding, the Company has not, and will not, make any definitive steps towards an acquisition until such time that Management believes it has secured adequate capital to pursue a potential acquisition. We anticipate that the Company will focus its efforts over the 12-month period into two areas: capital raising and property acquisitions. As these two functions work hand-in-hand, Management expects that these efforts will assist the Company with moving forward and developing shareholder value.

Accordingly, we intend to use any funds raised to implement our business plan as discussed herein, and if we are not successful, we will seek out debt or equity financing from any and all sources available to the Company and its Management. In order to ensure that costs are being kept under control in our initial stages of development, we have sought to eliminate all unnecessary costs, which will allow us to focus on initiating our business plan. Our current cash position will not allow us to expand and will keep our operations minimal. If we are unable to improve our current cash position, we may need to seek out debt or equity financing from other sources.

We will continue to identify, evaluate, and qualify potential natural gas and oil wells. We will use the proceeds generated from fund raising to evaluate future interests in wells identified by the Company, with the goal of producing commercially marketable quantities of oil and natural gas. We anticipate that moving forward the majority of our business will be derived from projects identified by management. Management's strategy is to identify low to moderate risk oil and natural gas reserves that can be reached by redeveloping and reentering old sites using new technology to reach untapped and untouched proven reserves. This approach allows us to evaluate potential oil and natural gas sites for exploration without the operational and financial commitment which would be required to conduct full geological surveys on potential and/or comparable sites. By entering into participation/joint venture agreements with companies already in possession of such data, our operational costs will be significantly reduced. We intend to expand our operations into these areas of activity should we establish sufficient cash flows from acquired properties in the next 12 months to support these activities. Additionally, we anticipate that we will begin to generate revenues from our future acquisitions and we anticipate that over the next 12 to 24 months such revenues will be sufficient to cover our operating costs.

We have prepared the following timeline to reflect the anticipated plan of operations of the Company for the following 12 months.

TimeLine of Anticipated Operational Milestones

Timeline	Activity	Anticipated Costs	Cause for Delay or Suspension of Activity
1-3 Months	Assess capital raising activities and seek out potential acquisitions in the oil and gas industry based on funding progress.	$2,500 - $4,000 in legal and consulting fees.	This phase of our anticipated activities may be delayed based on the Company's inability to raise funds. However, the Company reasonably believes this phase of activity will proceed without any delay.
	Begin seeking out qualified consultants in the oil and gas field that are willing to accept restricted stock awards, options or warrants in exchange for assisting the Company in its efforts.	We anticipate deferring these costs or attempting to seek out consultants willing to accept stock in lieu of cash.	The Company does not foresee any reason that this phase of our anticipated activities would be delayed.
2-6 Months

Complete first, and potentially second, acquisitions of oil and gas properties or joint ventures. These acquisitions will likely be working interests in an existing well or a joint venture to rework existing wells.

		We anticipate $10,000 - $25,000 in acquisition’s fees and an additional $2,500 - $4,000 in legal and consulting fees.	This phase of our anticipated activities may be delayed based on the Company's inability to raise funds. However, the Company reasonably believes this phase of activity will proceed without any delay.
6-12 Months	Continue seeking adequate debt or equity financing proportional to anticipated project acquisitions.	We anticipate that we will need to have additional capital in place within 6 months in order to see sustained Company growth.	This phase of our anticipated activity may be delayed based on the Company's inability to raise funds.

Additional funding will likely be in the form of debt financing or equity financing from the sale of our Common Stock or sales of convertible promissory notes that are convertible into shares of our Common Stock. We will seek out additional funds from friends, family, and business acquaintances; however, there is no guarantee that such funds will be available. If we do not obtain the necessary additional financing, we will be forced to scale back our plan of operations and our business activities. At this time, neither the Company nor its Management has any plans, or has entered into any discussions, written or unwritten, with any third-party relating to any mergers, acquisitions or other business combination transactions. The Company and its Management are committed to the foregoing plan of operations and will use all reasonable means to effectuate the Company's business plan.

Competition

The petroleum and natural gas industry is intensely competitive, and we compete with other companies that have substantially larger financial and other resources, operations, staffs and facilities. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market oil and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may have a greater ability to continue exploration activities during periods of low hydrocarbon market prices. Our ability to acquire additional properties (or interest therein) and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Business Conditions Affecting The Company

The crude oil and natural gas industry is extremely cyclical in nature. During the peaks in this cycle, oil prices are higher, exploration activities are more prolific and the costs associated with investing in and developing quality prospects are generally higher than during the downward phase of the cycle. Inherent in this industry during the peaks and valleys are several factors that can affect our ability to be successful in our business plan. These factors are as follows:

Oil and Gas Prices. Commodity prices have been relatively high for the past few years and are currently at or near all-time highs. The entire industry in all aspects is extremely active, mainly due to the high prices and current political and economic climate surrounding the energy industry. Because of the increase in prices, many more exploration and production companies have been formed and many existing companies have increased exploration programs or are interested in investing in exploration.

Quality Prospects Competition. There is intense competition in the oil and gas industry with respect to the acquisition of producing properties and undeveloped prospects. Many major and independent oil and gas companies are actively pursuing and bidding for the mineral rights of desirable properties. Although we believe that there are many quality prospects, it will be essential to our success to continually seek to acquire and explore those prospects. Sustained commodity prices could continue to make it more difficult or more costly to acquire these properties.

Oil-field Services. We may rely on independent contractors to assist in conducting our operations. However, as the competition in the industry intensifies, it may become harder for the Company to obtain drilling rigs and other oil-field services to successfully conduct our future operations. There is increased competition in the oil and gas industry for contract drillers, geologists and all other oil field services. However, we believe that current demand in the areas that we are targeting for prospects has generally been stable and our ability to acquire the necessary services will be sufficient to execute our business plan.

Governmental Regulation

General

The production and sale of oil and gas is subject to federal, state, and local laws and regulations, pursuant to which administrative agencies may promulgate rules in connection with the operation and production of wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates of production with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975, which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such re-imposition might occur and the effect thereof cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that Nitro Petroleum and the leaseholders of any additional oil and gas properties we may acquire in the future will be subject to NGPA price regulations and/or FERC Order No. 451.

Legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties or mandated cessation of the non-compliant activity.

The regulatory burden on this industry could increase the operating expenses of the operators of the oil and gas properties in which we have a working interest and therefore, affect our profitability. However, we do not believe that these regulations will have a significant negative impact on our limited operations with respect to our oil and gas interest.

Regulation of Drilling and Production

The drilling and production operations of oil and gas properties are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•

the amounts and types of substances and materials that may be released into the environment;

•

the discharge and disposition of waste materials;

•

the reclamation and abandonment of wells and facility sites; and

•

the remediation of contaminated sites.

In order to comply with these statutes and regulations, Nitro Petroleum and the leaseholders of the oil and gas properties in which we may acquire future interests were or will be required to obtain permits for drilling operations, drilling bonds, and reports concerning operations.  Failure to comply with these statutes and regulations could result in substantial fines or penalties being imposed upon the leaseholders, which in turn could negatively affect our profitability.

Environmental Regulations

The drilling and production operations of oil and gas properties are affected by various federal, state and local environmental laws and regulations, including the Oil Pollution Act of 1990, Federal Water Pollution Control Act, and Toxic Substances Control Act. The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who dispose of or arrange for the disposal of “hazardous substances” found at such sites. It is not uncommon for neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

Generally, environmental laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•

drilling;

•

development and production operations;

•

activities in connection with storage and transportation of oil and other liquid hydrocarbons; and

•

use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions.  Compliance with existing regulations increases the overall costs of business for leaseholders and operators of oil and gas properties as well as for us, as we bear a portion of these expenses.   The increased costs cannot be easily determined. Such areas affected include:

•

unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

•

capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

•

capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug, and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations. However, we do not believe that changes to these regulations will have a significant negative effect upon our oil and gas interest.

Employees

We have no employees, other than Scott Beaudette, our sole officer and director. We believe that until such time that we commence our exploration program, we will not have any employees. Once we commence our exploration activities, we anticipate that we will frequently engage consultants to assist the Company in completing projects and carrying out the phases of our exploration program. We believe that the use of consultants will be instrumental to keeping our projects on a timeframe and on budget.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our offices are currently located at #106, 505 19 Ave SW, Calgary, Alberta, T2S 0E4, Canada and our telephone number is (403) 540-5277.  We do not pay rent and our office space is provided to us free of charge by our sole officer and director, Scott Beaudette. The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. At the present time, we do not own any real property.

On November 21, 2008, the Company entered into an Assignment of Oil and Gas Leases with Nitro Petroleum, Inc., whereby the Company was assigned a 1.28571% working interest in and to certain oil and gas leases owned by Nitro Petroleum, Inc. The working interest was acquired for an aggregate total of $10,000, which covered the following leases as specifically described as: (i) Nancy Hubbard #1, C NE NW/4, Section 1-T8N-R2E, Pottawatomie County, Oklahoma (the “Nancy Hubbard wells”); (ii) Walker #1, C NW NE/4, Section 1-T8N-R2E, Pottawatomie County, Oklahoma (the “Walker well”); (iii) Krouch #1, C SE SE/4, Section 35-T9N-R2E, Pottawatomie County, Oklahoma and Krouch #2, C SW SE/4, Section 35-T9N-R2E, Pottawatomie County, Oklahoma (jointly, the “Krouch wells”).  The foregoing leased properties are collectively referred to herein as the "Property".

ITEM 3.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

[REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of October 3, 2011, there is no public market for our Common Stock. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of October 3, 2011, an aggregate of 8,233,350 shares of our Common Stock were issued and outstanding and were owned by approximately 30 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for the development of our business and that no dividends on our Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	June 30,	June 30,
	2011 $	2010 $
Current Assets	37,268	5,636
Current Liabilities	195,713	110,347
Working Capital (Deficit)	(158,445)	(104,711)

Cash Flows

	June 30, 2011 $	June 30, 2010 $
Cash Flows from (used in) Operating Activities	(32,289)	(62,193)
Cash Flows from (used in) Financing Activities	63,921	61,720
Net Increase (decrease) in Cash During Period	31,632	5,636

Operating Revenues

During the year ended June 30, 2011, we recorded revenues of $nil compared with $262 for the year ended June 30, 2010.

Operating Expenses and Net Loss

During the year ended June 30, 2011, the Company recorded operating expenses of $69,301 compared with $91,359 for the year ended June 30, 2010.  The decrease in operating expenses was attributed to an impairment in oil and gas property of $10,000 and consulting fees of $10,000 that were incurred in fiscal 2010 as one-time costs.

Net loss for the year ended June 30, 2011 was $73,675 compared with $95,097 for the year ended June 30, 2010.  In addition to operating expenses, the Company also recorded interest expense of $5,074 for the year ended June 30, 2011 compared with $4,000 for the year ended June 30, 2010 relating to interest on the notes payable.  Furthermore, the Company recorded a gain on settlement of debt of $700 during the year ended June 30, 2011 attributed to the settlement of notes payable.

Liquidity and Capital Resources

As at June 30, 2011, the Company’s cash balance and total assets were $37,268 compared to $5,636 as at June 30, 2010. The increase in total assets was attributed to the fact that the Company received $123,528 in new issuances of notes payable and settled $79,548 of outstanding notes payable and accrued interest.  Furthermore, the Company received $19,941 from the issuance of 333,350 common shares in June 2011.

As at June 30, 2011, the Company had total liabilities of $195,713 compared with total liabilities of $110,347 as at June 30, 2010. The increase in total liabilities of $85,366 is attributed to increases in accounts payable and accrued liabilities of $22,086 due to outstanding professional fees, $20,000 of amounts owing to related parties relating to unpaid management fees, and a $43,280 net increase in notes payable that were issued during the period.

As at June 30, 2011, the Company has a working capital deficit of $158,445 compared with $104,711 at June 30, 2010 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the year ended June 30, 2011, the Company used $32,289 of cash for operating activities compared to the use of $62,193 of cash for operating activities during the year ended June 30, 2010. The decrease in cash used for operating activities is because the Company only raised $63,921 in financing for operating expenditures, of which $19,941 was raised in June 2011 and remain unspent, compared to $61,720 in financing in the prior year.  As at June 30, 2011, the cash balance was $37,268 compared with $5,636 as at June 30, 2010, which reflects proceeds received from financing activities that were not spent as at year-end.

Cashflow from Financing Activities

During the year ended June 30, 2011, the Company received proceeds of $63,921 from financing activities compared to $61,720 during the year ended June 30, 2010. The increase is attributed to the fact that the Company received $20,000 in amounts from related parties in prior year, which was offset by the fact that the Company received net amounts of $43,980 from notes payable compared with $26,720 in prior year.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Financial Statements

For the Years Ended June 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Cash Flows

F-5

Statements of Stockholders’ Deficit

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sunpeaks Ventures, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Sunpeaks Ventures, Inc. (an exploration stage company) as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and from June 25, 2009 (inception) through June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunpeaks Ventures, Inc. as of June 30, 2011 and 2010, and the results of its operations, changes in stockholders' deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

October 10, 2011

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30, 2011 $	June 30, 2010 $

ASSETS
Current assets

Cash	37,268	5,636

Total Assets	37,268	5,636

LIABILITIES

Current liabilities
Accounts payable	44,025	19,561
Accrued liabilities	1,688	4,066
Notes payable	110,000	66,720
Due to related party	40,000	20,000

Total Liabilities	195,713	110,347

STOCKHOLDERS’ DEFICIT
Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 250,000,000 common shares with a par value of $0.001 per share
Issued and outstanding: 8,233,350 and 7,900,000 common shares, respectively	8,233	7,900

Additional Paid-In Capital	31,708	12,100

Deficit accumulated during the exploration stage	(198,386)	(124,711)

Total Stockholders’ Deficit	(158,445)	(104,711)

Total Liabilities and Stockholders’ Deficit	37,268	5,636

(The accompanying notes are an integral part of these financial statements)

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the Year Ended June 30, 2011 $	For the Year Ended June 30, 2010 $	Accumulated from June 25, 2009 (Date of Inception) to June 30, 2011 $

Revenues	–	262	262

Operating Expenses
Consulting fees	–	10,000	23,670
General and administrative	2,666	3,434	7,821
Impairment of oil and gas property	–	10,000	10,000
Management fees	20,000	20,000	45,000
Professional fees	46,635	47,925	103,717

Total Operating Expenses	69,301	91,359	190,208

Loss Before Other Income (Expense)	(69,301)	(91,097)	(189,946)

Other Income (Expense)

Interest expense	(5,074)	(4,000)	(9,140)
Gain on settlement of debt	700	–	700

Total Other Income (Expense)	(4,374)	(4,000)	(8,440)

Net Loss	(73,675)	(95,097)	(198,386)
Net Loss per Share – Basic and Diluted	(0.01)	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	7,912,786	7,494,795

(The accompanying notes are an integral part of these financial statements)

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended June 30, 2011 $	For the Year Ended June 30, 2010 $	Accumulated from June 25, 2009 (Date of Inception) to June 30, 2011 $

Operating Activities

Net loss for the period	(73,675)	(95,097)	(198,386)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	–	–	5,000
Impairment of oil and gas property	–	10,000	10,000
Gain on settlement of debt	(700)	–	(700)

Changes in operating assets and liabilities:

Accounts payable	24,464	18,904	44,025
Accrued liabilities	(2,378)	4,000	1,688
Due to related party	20,000	–	20,000

Net Cash Used In Operating Activities	(32,289)	(62,193)	(118,373)

Investing Activities

Acquisition of oil and gas properties	–	–	(10,000)

Net Cash Used In Investing Activities	–	–	(10,000)

Financing Activities

Repayment of note payable	(79,548)	–	(79,548)
Proceeds from related party	–	20,000	20,000
Proceeds from note payable	123,528	26,720	190,248
Proceeds from issuance of shares	19,941	15,000	34,941

Net Cash Provided By Financing Activities	63,921	61,720	165,641

Increase (Decrease) in Cash	31,632	(473)	37,268

Cash – Beginning of Period	5,636	6,109	–
		–
Cash – End of Period	37,268	5,636	37,268

Supplemental Disclosures

Interest paid	7,452	–	7,452
Income tax paid	–	–	–
		–

(The accompanying notes are an integral part of these financial statements)

SUNPEAKS VENTURES INC.

(An Exploration Stage Company)

Statement of Stockholders’ Deficit

From June 25, 2009 (Date of Inception) to June 30, 2011

(Expressed in US dollars)

	Common stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – June 25, 2009 (Date of Inception)	–	–	–	–	–

Issuance of shares for management fees	5,000,000	5,000	–	–	5,000

Net loss for the period	–	–	–	(29,614)	(29,614)

Balance – June 30, 2009	5,000,000	5,000	–	(29,614)	(24,614)

Issuance of shares for cash	2,900,000	2,900	12,100	–	15,000

Net loss for the year	–	–	–	(95,097)	(95,097)

Balance – June 30, 2010	7,900,000	7,900	12,100	(124,711)	(104,711)

Issuance of shares for cash	333,350	333	19,608	–	19,941

Net loss for the year	–	–	–	(73,675)	(73,675)

Balance – June 30, 2011	8,233,350	8,233	31,708	(198,386)	(158,445)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2011, the Company has not earned revenue, has a working capital deficit of $158,445, and an accumulated deficit of $198,386. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2011 and 2010, there were no cash equivalents.

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

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

e)

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

f)

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

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

g)

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

h)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to related party. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

i)

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

j)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, the Company has no items representing comprehensive income or loss.

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

k)

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

The Company did not grant any stock options or warrants during the period ended June 30, 2011.

l)

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

4.

Note Payable

a)

In June 2009, the Company issued a $40,000 convertible promissory note (the “Note”) to a third-party investor. Under the terms of the Note, the amount is unsecured, due interest at 10% per annum, due on demand, and convertible into common shares of the Company at the option of the note holders at $0.06 per common share. On May 5, 2011, the Company repaid the $40,000 note and accrued interest of $7,452 with $47,000, resulting in a gain on settlement of debt of $452.

b)

In May 2011, the Company issued a $110,000 promissory note (the “Note”) to a third-party investor. Under the terms of the Note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at June 30, 2011, the Company recorded accrued interest of $1,688 which has been recorded as accrued liabilities.

c)

As at May 5, 2011, the Company owed $39,248 (June 30, 2010 - $26,720) to a creditor for operating expenditures incurred by the Company. This amount owing is unsecured, non-interest bearing, and due on demand.  On May 5, 2011, the Company settled the outstanding note payable with $39,000, resulting in a gain on settlement of debt of $248.

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

5.

Related Party Transaction

As at June 30, 2011, the Company owes $40,000 (2010 - $20,000) to the Company’s President for management fees incurred on behalf of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

6.

Common Stock

On June 17, 2011, the Company issued 333,350 common shares at $0.06 per common share for proceeds of $19,941.

7.

Income Taxes

The Company has a $67,452 net operating loss carryforward to offset taxable income in future years which expires in fiscal 2031. As at June 30, 2011 and 2010, the Company has no uncertain tax positions.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended June 30, 2011 and 2010 as a result of the following:

	2011 $	2010 $

Net loss before taxes	(73,675)	(95,097)
Statutory rate	34%	34%

Computed expected tax recovery	25,050	32,333
Change in valuation allowance	(25,050)	(32,333)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at June 30, 2011 and 2010 after applying enacted corporate income tax rates are as follows:

	2011 $	2010 $

Net operating loss carryforward	67,452	42,402

Valuation allowance	(67,452)	(42,402)

Net deferred tax asset	–	–

8.

Subsequent Events

There were no subsequent event items as of the date of the filing.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 using the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of June 30, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As of June 30, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2011.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Scott Beaudette	27	CEO, CFO, President, Treasurer, Secretary, & Director	June 25, 2009

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Mr. Scott Beaudette. Since 2007, Mr. Beaudette has been employed by Corus Entertainment (NYSE: CJR, TSX: CJR.B), a media and entertainment spin-off of Shaw Communications assets (NYSE: SJR, TSX: SJR.B), as an accounting clerk. Prior thereto, Mr. Beaudette worked for the City of Calgary from July 2006 to 2007 as a payroll associate. Previously, Mr. Beaudette worked with Talisman Energy (NYSE: TLM, TSX: TLM) from January 2006 to July 2006 as a Well File document controller, and as part of his duties, assisted in the coordinating drilling operations, assisted management in reviewing potential acquisitions and was involved with assisting auditors in compiling information.

Identification of Significant Employees

We have no significant employees other than Mr. Scott Beaudette, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one Director and we are in the exploration stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our Directors and Officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended June 30, 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott Beaudette(1)	Chairman, CEO and President	2009	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000

		2010	20,000	-0-	-0-	-0-	-0-	-0-	-0-	20.000

		2011	20,000	-0-	-0-	-0-	-0-	-0-	-0-	20.000

Notes to Summary Compensation Table:	(1)

The Company and Mr. Beaudette have entered into a certain Management Agreement whereby Mr. Beaudette receives compensation of $5,000 per financial quarter. Mr. Beaudette may accept such compensation in cash or shares of the Company’s Common Stock. The Management Agreement is for a term of 12 months subject to automatic renewal thereafter. On June 25, 2009, the Company issued 5,000,000 common shares to the President and Director of the Company at $0.001 per common share as founder’s shares.  Mr. Beaudette currently devotes up to 20 hours per week to the management of the Company.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
None	0	0	0	0	0	0	0	0	0

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended June 30, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of June 30, 2011, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class (2)
Common Stock	Scott Beaudette (3) #106, 505 19 Ave SW Calgary, Alberta T2S 0E4 Canada	5,000,000	60.73%
	All Officers and Directors as a group (total of 1)	5,000,000	60.73%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 8,233,350 issued and outstanding shares of common stock as of June 30, 2011.

(3)

Scott Beaudette is the President, CEO, CFO, Secretary, Treasurer and the sole Director of the Company.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at June 30, 2011, the Company owes $40,000 (June 30, 2010 - $20,000) to the Company’s President for management fees incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Scott Beaudette is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended June 30, 2011	Year Ended June 30, 2010
Audit fees	$7,500	$7,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,500	$7,500

Audit Fees

During the fiscal years ended June 30, 2011, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended June 30, 2011.

During the fiscal year ended June 30, 2010, we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended June 30, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended June 30, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended June 30, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended June 30, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
10.01	Form of Subscription Agreement	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
10.02	Form of Convertible Promissory Note between the Company and Blue Lagoon Capital dated June 25, 2009	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
10.03	Management Agreement between the Company and Scott Beaudette dated June 25, 2009	Filed with the SEC on December 30, 2009 as part of our Amended Registration Statement on Form S-1/A.
10.04	Lease Agreement between the Company and Nitro Petroleum, Inc. dated November 21, 2008	Filed with the SEC on May 5, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Settlement Agreement between the Company and Blue Lagoon Capital dated May 5, 2011	Filed with the SEC on May 16, 2011 as part of our Quarterly Report on Form 10-Q.
10.06	Settlement Agreement between the Company and Habana Investments dated May 5, 2011	Filed with the SEC on May 16, 2011 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note between the Company and Whetu, Inc. dated July 13, 2011	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNPEAKS VENTURES, INC.

Dated:  October 11, 2011

/s/ Scott Beaudette

By: Scott Beaudette

Its: President, Principal Executive Officer & Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  October 11, 2011

/s/ Scott Beaudette

By: Scott Beaudette - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.