Form 10-Q
period 2011-09-30
SUNPEAKS VENTURES, INC.
filed 2011-11-14
CIK 1470915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Carrillo Huettel, LLP

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

Yes   X  . No      .

As of November 8, 2011, there were 8,233,350 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," “SNPK,” or the "Company," refers to Sunpeaks Ventures, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Financial Statements

For the Period Ended September 30, 2011 (unaudited) and June 30, 2011

Balance Sheets (unaudited)

4

Statements of Operations (unaudited)

5

Statements of Cash Flows (unaudited)

6

Notes to the Financial Statements (unaudited)

7

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

(unaudited)

	September 30, 2011 $	June 30, 2011 $

ASSETS
Current assets

Cash	31,259	37,268

Total Assets	31,259	37,268

LIABILITIES

Current liabilities
Accounts payable	53,248	44,025
Accrued liabilities	4,460	1,688
Notes payable	110,000	110,000
Due to related party	45,000	40,000

Total Liabilities	212,708	195,713

STOCKHOLDERS’ DEFICIT
Preferred Stock Authorized: 50,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 550,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 8,233,350 common shares	8,233	8,233

Additional Paid-In Capital	31,708	31,708

Deficit accumulated during the exploration stage	(221,390)	(198,386)

Total Stockholders’ Deficit	(181,449)	(158,445)

Total Liabilities and Stockholders’ Deficit	31,259	37,268

(The accompanying notes are an integral part of these financial statements)

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended September 30,		Accumulated from June 25, 2009 (Date of Inception) to September 30, 2011 $
	2011 $	2010 $

Revenues	–	–	262

Operating Expenses
Consulting fees	–	–	23,670
General and administrative	931	771	8,752
Impairment of oil and gas property	–	–	10,000
Management fees	5,000	5,000	50,000
Professional fees	14,300	12,650	118,017

Total Operating Expenses	20,231	18,421	210,439

Loss Before Other Expense	(20,231)	(18,421)	(210,177)

Other Expense

Interest expense	(2,773)	(1,008)	(11,913)
Other income	–	–	700

Net Loss	(23,004)	(19,429)	(221,390)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	8,233,350	7,900,000

(The accompanying notes are an integral part of these financial statements)

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended September 30, 2011 $	For the Three Months Ended September 30, 2010 $	Accumulated from June 25, 2009 (Date of Inception) to September 30, 2011 $

Operating Activities

Net loss for the period	(23,004)	(19,429)	(221,390)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	–	–	5,000
Impairment of oil and gas property	–	–	10,000
Gain on settlement of debt	–	–	(700)

Changes in operating assets and liabilities:

Accounts payable	9,223	8,851	53,248
Accrued liabilities	2,772	1,008	4,460
Due to related party	5,000	–	25,000

Net Cash Used In Operating Activities	(6,009)	(9,570)	(124,382)

Investing Activities

Acquisition of oil and gas properties	–	–	(10,000)

Net Cash Used In Investing Activities	–	–	(10,000)

Financing Activities

Repayment of note payable	–	(1,000)	(79,548)
Proceeds from related party	–	5,000	20,000
Proceeds from note payable	–	–	190,248
Proceeds from issuance of shares	–	–	34,941

Net Cash Provided By Financing Activities	–	4,000	165,641

Increase (Decrease) in Cash	(6,009)	(5,570)	31,259

Cash – Beginning of Period	37,268	5,636	–
		–
Cash – End of Period	31,259	66	31,259

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2011, the Company has a working capital deficit of $181,449 and an accumulated deficit of $221,390. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30 and June 30, 2011, there were no cash equivalents.

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

The Company did not grant any stock options or warrants during the period ended September 30, 2011.

m)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Note Payable

In May 2011, the Company issued a $110,000 promissory note (the “Note”) to a third-party investor. Under the terms of the Note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at September 30, 2011, the Company recorded accrued interest of $4,460 which has been recorded as accrued liabilities.

4.

Related Party Transaction

As at September 30, 2011, the Company owes $45,000 (June 30, 2011 - $40,000) to the Company’s President for management fees incurred on behalf of the Company.  The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Subsequent Events

On November 3, 2011, the Company and its Board of Directors authorized an amendment to its articles of incorporation.  Under the amendment, the number of authorized preferred shares were increased from 10,000,000 preferred shares to 50,000,000 preferred shares with a par value of $0.001 per share, and the number of authorized common shares were increased from 250,000,000 common shares to 550,000,000 common shares at par value of $0.001 per share.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	June 30,
	2011 $	2011 $
Current Assets	31,259	37,268
Current Liabilities	212,708	195,713
Working Capital (Deficit)	(181,449)	(158,445)

Cash Flows

	September 30, 2011 $	September 30, 2010 $
Cash Flows from (used in) Operating Activities	(6,009)	(9,570)
Cash Flows from (used in) Financing Activities	-	4,000
Net Increase (decrease) in Cash During Period	(6,009)	(5,570)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2011 were $20,231 compared with $18,421 for the three months ended September 30, 2010. The increase of $1,810 was due to $1,650 of additional professional fees incurred in the current year relating to legal and accounting costs relating to the Company’s SEC reporting requirements.

For the three months ended September 30, 2011, the Company incurred a net loss of  $23,004 compared with a net loss of  $19,429 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As at September 30, 2011, the Company’s cash balance and total assets were $31,259 compared to $37,268 as at June 30, 2011. The decrease in total assets is attributed to the fact that the Company incurred operating expenses that exceeded the amount of new debt financing received during the year.

As at September 30, 2011, the Company had total liabilities of $212,708 compared with total liabilities of $195,713 as at June 30, 2011. The increase in total liabilities of $16,995 is attributed to increases in accounts payable and accrued liabilities of $9,223 due to outstanding professional fees, $2,772 of accrued interest and $5,000 of amounts owing to related parties that were received during the period.

As at September 30, 2011, the Company has a working capital deficit of $181,449 compared with $158,445 at June 30, 2011 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the three months ended September 30, 2011, the Company used $6,009 of cash for operating activities compared to the use of $9,570 of cash for operating activities during the three months ended September 30, 2010.  The decrease in cash used for operating activities is due to the fact that the Company only raised $nil in financing for operating expenditures compared to $63,921 in financing in the prior year with $37,268 of the prior year proceeds carried forward to fund the current period operations.

Cashflow from Financing Activities

During the three months ended September 30, 2011, the Company received proceeds of $nil from financing activities compared to $4,000 during the three months ended September 30, 2010. The decrease in proceeds from financing activities was due to the fact that the Company received $5,000 in proceeds from a related party and repaid $1,000 of outstanding notes payable in the prior period compared to the current period

Corporate Developments

None.

Subsequent Developments

On November 3, 2011, the Company filed Amended and Restated Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State. As a result of the Amendment, the Company has increased the aggregate number of authorized shares to six hundred million (600,000,000) shares, consisting of five hundred fifty million (550,000,000) shares of Common Stock, par value $0.001 per share and fifty million (50,000,000) shares of preferred stock, par value $0.001 per share, of which twenty five million (25,000,000) shall be designated as Class A Preferred Stock.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 12, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and restated Articles of Incorporation	Filed with the SEC on November 4, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
10.01	Form of Subscription Agreement	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
10.02	Form of Convertible Promissory Note between the Company and Blue Lagoon Capital dated June 25, 2009	Filed with the SEC on September 18, 2009 as part of our Registration Statement on Form S-1.
10.03	Management Agreement between the Company and Scott Beaudette dated June 25, 2009	Filed with the SEC on December 30, 2009 as part of our Amended Registration Statement on Form S-1/A.
10.04	Lease Agreement between the Company and Nitro Petroleum, Inc. dated November 21, 2008	Filed with the SEC on May 5, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.05	Settlement Agreement between the Company and Blue Lagoon Capital dated May 5, 2011	Filed with the SEC on May 16, 2011 as part of our Quarterly Report on Form 10-Q.
10.06	Settlement Agreement between the Company and Habana Investments dated May 5, 2011	Filed with the SEC on May 16, 2011 as part of our Quarterly Report on Form 10-Q.
10.07	Promissory Note between the Company and Whetu, Inc. dated July 13, 2011	Filed with the SEC on October 12, 2011 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNPEAKS VENTURES, INC.

Dated:  November 10, 2011

/s/ Scott Beaudette

By: Scott Beaudette

Its: President, Chief Executive Officer, Chief Financial Officer, Treasurer & Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  November 10, 2011

/s/ Scott Beaudette

By: Scott Beaudette

Its:  Director