Form 10-Q
period 2011-12-31
SUNPEAKS VENTURES, INC.
filed 2012-02-13
CIK 1470915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes   X  . No      .

As of February 8, 2012, there were 370,500,750 shares of the registrant’s $0.001 par value common stock issued and outstanding.

SUNPEAKS VENTURES, INC.*

TABLE OF CONTENTS

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

For the Period Ended December 31, 2011 (unaudited) and June 30, 2011

Balance Sheets (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to the Financial Statements (unaudited)	7

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

(unaudited)

	December 31, 2011 $	June 30, 2011 $

ASSETS
Current assets

Cash	9,916	37,268

Total Assets	9,916	37,268

LIABILITIES

Current liabilities
Accounts payable	47,110	44,025
Accrued liabilities	7,233	1,688
Notes payable	110,000	110,000
Due to related party	50,000	40,000

Total Liabilities	214,343	195,713

STOCKHOLDERS’ DEFICIT
Preferred Stock Authorized: 50,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common Stock Authorized: 550,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 370,500,750 common shares
	370,501	370,501

Additional Paid-In Capital	(330,560)	(330,560)

Deficit accumulated during the exploration stage	(244,368)	(198,386)

Total Stockholders’ Deficit	(204,427)	(158,445)

Total Liabilities and Stockholders’ Deficit	9,916	37,268

(The accompanying notes are an integral part of these financial statements)

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		Accumulated from June 25, 2009 (Date of Inception) to December 31, 2011 $
	2011 $	2010 $	2011 $	2010 $

Revenues	–	–	–	–	262

Operating Expenses
Consulting fees	–	–	–	–	23,670
General and administrative	3,746	756	4,677	1,527	12,498
Impairment of oil and gas property	–	–	–	–	10,000
Management fees	5,000	5,000	10,000	10,000	55,000
Professional fees	11,460	11,625	25,760	24,275	129,477

Total Operating Expenses	20,206	17,381	40,437	35,802	230,645

Loss Before Other Expense	(20,206)	(17,381)	(40,437)	(35,802)	(230,383)

Other Expense

Interest expense	(2,772)	(1,008)	(5,545)	(2,016)	(14,685)
Other income	–	–	–	–	700

Net Loss	(22,978)	(18,389)	(45,982)	(37,818)	(244,368)
Net Loss per Share – Basic and Diluted	–	–	–	–
Weighted Average Shares Outstanding – Basic and Diluted	370,500,750	355,500,000	370,500,750	355,500,000

(The accompanying notes are an integral part of these financial statements)

SUNPEAKS VENTURES, INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Six Months Ended December 31, 2011 $	For the Six Months Ended December 31, 2010 $	Accumulated from June 25, 2009 (Date of Inception) to December 31, 2011 $

Operating Activities

Net loss for the period	(45,982)	(37,818)	(244,368)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	–	–	5,000
Impairment of oil and gas property	–	–	10,000
Gain on settlement of debt	–	–	(700)

Changes in operating assets and liabilities:

Accounts payable	3,085	17,682	47,110
Accrued liabilities	5,545	2,016	7,233
Due to related party	10,000	–	30,000

Net Cash Used In Operating Activities	(27,352)	(18,120)	(145,725)

Investing Activities

Acquisition of oil and gas properties	–	–	(10,000)

Net Cash Used In Investing Activities	–	–	(10,000)

Financing Activities

Repayment of note payable	–	(1,000)	(79,548)
Proceeds from related party	–	10,000	20,000
Proceeds from note payable	–	3,525	190,248
Proceeds from issuance of shares	–	–	34,941

Net Cash Provided By Financing Activities	–	12,525	165,641

Increase (Decrease) in Cash	(27,352)	(5,595)	9,916

Cash – Beginning of Period	37,268	5,636	–

Cash – End of Period	9,916	41	9,916

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2011, the Company has a working capital deficit of $204,427 and an accumulated deficit of $244,368. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31 and June 30, 2011, there were no cash equivalents.

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

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011, the Company has no items representing comprehensive income or loss.

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

The Company did not grant any stock options or warrants during the period ended December 31, 2011.

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

3.

Note Payable

In May 2011, the Company issued a $110,000 promissory note (the “Note”) to a third-party investor. Under the terms of the Note, the amount is unsecured, due interest at 10% per annum, and due on demand. As at December 31, 2011, the Company recorded accrued interest of $7,233 which has been recorded as accrued liabilities.

4.

Related Party Transactions

As at December 31, 2011, the Company owes $50,000 (June 30, 2011 - $40,000) to the Company’s President for management fees incurred on behalf of the Company. The amount owing is unsecured, non-interest bearing, and due on demand.

5.

Common Stock

On November 3, 2011, the Company approved to increase the authorized common shares from 250,000,000 common shares to 550,000,000 common shares and from 10,000,000 preferred shares to 50,000,000 preferred shares, of which 25,000,000 shall be designated as Class A preferred shares. Furthermore, on November 7, 2011, the Company approved a one for forty-five forward split, which increased the number of issued and outstanding common shares from 8,233,350 common shares to 370,500,750 common shares, which has been applied on a retroactive basis.

6.

Subsequent Events

As at the date of this filing, there were no material events that occurred after December 31, 2011.

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

RESULTS OF OPERATIONS

Working Capital

	December 31,	June 30,
	2011 $	2011 $
Current Assets	9,916	37,268
Current Liabilities	214,343	195,713
Working Capital (Deficit)	(204,427)	(158,445)

Cash Flows

	December 31, 2011 $	December 31, 2010 $

Cash Flows from (used in) Operating Activities	(27,352)	(18,120)
Cash Flows from (used in) Financing Activities	-	12,525
Net Increase (decrease) in Cash During Period	(27,352)	(5,595)

Operating Revenues

We have not generated any material revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three months ended December 31, 2011 were $20,206 compared with $17,381 for the three months ended December 31, 2010. The increase of $2,825 was due to $2,990 increase in general and administrative expenses related to additional filing fees for XBRL filing.

Operating expenses for the six months ended December 31, 2011 were $40,437 compared with $35,802 for the six months ended December 31, 2010. The increase of $4,635 was attributed to $3,150 increase in general and administrative expenses for additional fees incurred relating to XBRL filing, and $1,485 increase in professional fees for additional time and costs incurred for legal fees relating to equity issuances and filing of amendments to the Company’s authorized capital and stock split.

For the six months ended December 31, 2011, the Company incurred a net loss of $45,982 compared with a net loss of $37,818 for the six months ended December 31, 2010.   In addition to operating expenses, the Company incurred interest expense of $5,545 compared with $2,016 for the six months ended December 31, 2010.  The increase in interest expense due to a full period of interest expense as the prior year only incorporated a partial year of interest expense.

At December 31, 2011 and 2010, the Company had a net loss per share of $nil.

Liquidity and Capital Resources

As at December 31, 2011, the Company’s cash balance and total assets were $9,916 compared to $37,268 as at June 30, 2011. The decrease in total assets is attributed to the fact that the Company incurred operating expenses that exceeded the amount of new debt financing received during the year.

As at December 31, 2011, the Company had total liabilities of $214,343 compared with total liabilities of $195,713 as at June 30, 2011. The increase in total liabilities of $18,630 is attributed to increases in accounts payable and accrued liabilities of $8,630 due to outstanding professional fees, and $10,000 of amounts owing to related parties that were received during the period.

As at December 31, 2011, the Company has a working capital deficit of $204,427 compared with $158,445 at June 30, 2011 and the increase in the working capital deficit is attributed to the use of existing cash to settle obligations.

Cashflow from Operating Activities

During the six months ended December 31, 2011, the Company used $27,352 of cash for operating activities compared to the use of $18,120 of cash for operating activities during the six months ended December 31, 2010.  The increase in cash used for operating activities is due to the fact that the Company did not raise any new financing during the year and repaid outstanding obligations using existing cash balances from the beginning of the year.

Cashflow from Financing Activities

During the six months ended December 31, 2011, the Company received proceeds of $nil from financing activities compared to $12,525 during the six months ended December 31, 2010. The decrease in proceeds from financing activities was due to the fact that the Company received $10,000 in proceeds from a related party and $3,525 from issuance of a note payable, and repaid $1,000 of outstanding notes payable in the prior period compared to the current period

Quarterly Developments

On November 2, 2011, the Company issued a ten thousand ($10,000) dollar cash bonus to its officer and director Scott Beaudette for services rendered to the Company.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on October 12, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

On December 7, 2011, the Company effectuated a forward split (the “Forward Split”) of its issued and outstanding common shares whereby every one (1) old share of common stock was exchanged for forty-five (45) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock of the Company increased from eight million two hundred thirty three thousand three hundred and fifty (8,233,350) shares prior to the Forward Split to three hundred seventy million five hundred thousand seven hundred and fifty (370,500,750) shares following the Forward Split. FINRA confirmed approval of the Forward Split on December 6, 2011, payable as a dividend to shareholders, and the Forward Split became effective on December 7, 2011. The Forward Split shares are payable upon surrender of certificates to the Company's transfer agent.

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

Dated:  February 13, 2012

/s/ Scott Beaudette

By: Scott Beaudette

Its: President, Chief Executive Officer, Chief Financial Officer, Treasurer & Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 13, 2012

/s/ Scott Beaudette

By: Scott Beaudette

Its:  Director