Form 10-Q
period 2012-03-31
SUNPEAKS VENTURES, INC.
filed 2012-06-11
CIK 1470915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

   X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54523

SUNPEAKS VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-077112 (I.R.S. Employer Identification No.)
9337 Fraser Avenue Silver Spring, MD (Address of principal executive offices)	20910 (Zip Code)

Registrant’s telephone number, including area code    (204) 898-8160

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes         .  No     X  .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes        .    No    X  ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer         .

Accelerated filer         .

Non-accelerated filer         .

Smaller reporting company     X  .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        .  No    X  .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        .  No         .

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 11, 2012, there were 370,500,750 shares of common stock, $0.001 par value, issued and outstanding.

SUNPEAKS VENTURES, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1

Financial Statements

3

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

22

ITEM 4

Controls and Procedures

22

PART II – OTHER INFORMATION

24

ITEM 1

Legal Proceedings

24

ITEM 1A

Risk Factors

24

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

24

ITEM 3

Defaults Upon Senior Securities

24

ITEM 4

Mine Safety Disclosures

24

ITEM 5

Other Information

24

ITEM 6

Exhibits

25

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1

Financial Statements

SUNPEAKS VENTURES, INC.

Condensed Consolidated Financial Statements (Unaudited)

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS

Current Assets
Cash	$40,175	$38,658
Accounts receivable	223,641	211,549
Inventory	29,211	12,144
Prepaid expenses and other current assets	167,966	12,568
Total Current Assets	460,993	274,919

Property and equipment, net of accumulated depreciation of $37,788 and $27,237	23,560	29,683

Total Assets	$484,553	$304,602

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$131,236	$97,606
Line of credit	200,000	200,000
Due to related parties	346,679	376,745
Total Current Liabilities	677,915	674,351

Convertible debt, net	11,918	-
Embedded conversion derivative liabilities	502,851	-
Other long term liability	2,274	-
Total liabilities	1,194,958	674,351

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock; Series A $0.001 par value; 25,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Common stock $0.001 par value; 550,000,000 shares authorized; 370,500,750 and 200,000,000 shares issued and outstanding	370,501	200,000
Additional paid in capital	(363,997)	(196,134)
Accumulated deficit	(719,909)	(376,615)
Total Stockholders’ Deficit	(710,405)	(369,749)

Total Liabilities and Stockholders’ Deficit	$484,553	$304,602

The accompanying notes are an integral part of these consolidated financial statements

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012		2011

Revenues, net	$478,174		$23,599

Operating Expenses
Cost of sales	265,170		3,088
General and administrative	212,686		34,771
Salaries and commissions	179,022		11,193
Professional fees	41,027		-
Total Operating Expenses	697,905		49,052

Operating Loss	(219,731)		(25,453)

Other Expenses
Derivative losses	(102,851)		-
Interest expense	(20,712)		(1,837)
Total Other Expenses	(123,563)		(1,837)

Net Loss	$(343,294)	$	(27,290)

Basic and diluted loss per share	$(0.00)		$(0.00)

Weighted average common shares outstanding – basic and diluted	282,493,923		200,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	3,000,000	3,000	200,000,000	200,000	$(196,134)	$(376,615)	$(369,749)

Effect of reverse merger	-	-	220,500,750	220,501	(220,501)	-	-
Cancellation of shares	-	-	(50,000,000)	(50,000)	50,000	-	-
Imputed interest expense on advances from related party	-	-	-	-	2,638	-	2,638
Net loss	-	-	-	-	-	(343,294)	(343,294)

Balance, March 31, 2012	3,000,000	$3,000	370,500,750	$370,501	$(363,997)	$(719,909)	$(710,405)

 The accompanying notes are an integral part of these consolidated financial statements.

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Operating Activities
Net loss	$(343,294)	$(27,290)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Imputed interest on advances from related party	2,638	-
Accretion of debt discount	11,918	-
Change in fair value of embedded conversion derivative liabilities	102,851	-
Depreciation	10,551	-
Changes in operating assets and liabilities:
Accounts receivable	(12,092)	(26,238)
Inventory	(17,067)	49,155
Prepaid expenses and other current assets	(155,398)	(46,067)
Accounts payable and accrued liabilities	33,630	11,146
Due to related parties	(10,066)	72,022
Other long term liability	2,274	-
Net Cash (Used in) Provided by Operating Activities	(374,055)	32,728

Investing Activities
Purchase of property and equipment	(4,428)	(7,500)
Net Cash Used in Investing Activities	(4,428)	(7,500)

Financing Activities
Advances (payments) - related party	(20,000)	25,100
Net proceeds from convertible debt	400,000	-
Net proceeds from line of credit	-	4,501
Net Cash Provided by Financing Activities	380,000	29,601

Net Increase in Cash	1,517	54,829
Cash at Beginning of Period	38,658	6,812
Cash at End of Period	$40,175	$61,641

Supplemental Cash Flow Information:
Interest paid	$6,156	$1,837
Income taxes paid	$-	$-

Non-cash financing transaction:
Allocation of convertible debt to embedded conversion derivative liabilities	$400,000	$-
Effects of reverse merger	$220,501	$-
Cancellation of shares	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statement

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Description of Business

Sunpeaks Ventures, Inc. (“Sunpeaks” or the “Company”) was incorporated in the State of Nevada on June 25, 2009. On February 13, 2012, pursuant to a Share Exchange Agreement (“Exchange Agreement”), Sunpeaks, acquired 100% ownership interest in Healthcare Distribution Specialists LLC (“HDS”), a Delaware limited liability company, in exchange for the issuance of 200,000,000 newly-issued restricted shares of Sunpeaks’ common stock and 3,000,000 newly-issued restricted shares of Sunpeaks’ Class A Preferred Stock (the “Exchange Shares”), to the former owner of HDS, resulting in HDS becoming a wholly-owned subsidiary of the Company. Additionally, pursuant to the Exchange Agreement, 200,000,000 shares of Sunpeaks’ common stock held by Sunpeaks’ former controlling owner were cancelled. As a result of the acquisition, the former owners of HDS hold majority ownership of the Company.

For financial accounting purposes, the acquisition of HDS by Sunpeaks (referred to as the “Merger”) was a reverse acquisition of Sunpeaks by HDS and was treated as a recapitalization. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on February 13, 2012, and represent the operations of HDS prior to the Merger.

As of the time of the Merger, Sunpeaks held minimal assets and was considered a non-operating public shell, in the development stage. Following the Merger, the Company is no longer considered development stage and operates through one operating segment which distributes hard-to-find and specialty drugs to the healthcare provider market throughout the United States, while functioning as an aggregator of real-time market demand for these products. The Company also owns and sells a specialized over-the-counter multivitamin product called Clotamin. Clotamin is specifically designed for use by patients on Warfarin, a blood thinner that has a known interaction with the vitamin K present in standard over-the-counter multivitamins.

Prior to the Merger, on August 1, 2011, pursuant to an Amended and Restated Asset Acquisition Agreement (the “Agreement”) between HDS and Global Nutritional Research, LLC (“GNR”), HDS acquired certain assets of GNR in exchange for assumption of debt and financial obligations of GNR (the “Acquisition”). Prior to the acquisition, HDS and GNR were considered entities under common control and common ownership, as control and ownership of each entity resided with HDS’s President and an immediate family member. As entities under common control, in accordance with accounting principles generally accepted in the United States (“GAAP”), the acquired assets and liabilities of GNR were recognized in the accompanying financial statements at their carrying amounts and the acquisition is reflected in the accompanying financial statements for the year ended December 31, 2011 as if it occurred as of January 1, 2011.

NOTE 2 – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has a history of incurring net losses and at March 31, 2012 has an accumulated net loss totaling $719,909. At March 31, 2012, the Company held cash of $40,175 and had negative working capital of $216,922.  These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through its existing cash and future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern because it will be required to obtain additional capital in the future to continue its operations and there is no assurance that the Company will be able to obtain such capital, through equity or debt financings, or any combination thereof, whether on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s ultimate capital needs and to support its growth. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, the Company’s operations would be materially negatively impacted. The Company’s ability to complete additional offerings is dependent on the state of the debt and equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. In addition, the Company’s ability to complete an offering may be dependent on the status of the Company’s business activities, which cannot be predicted.

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted.

The condensed consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2011 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary HDS. As discussed above, for accounting purposes the acquisition of HDS by Sunpeaks was considered a reverse acquisition of Sunpeaks by HDS and was treated as a recapitalization. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on February 13, 2012, and represent the operations of HDS prior to the Merger. All material intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company’ revenue consists of revenue from sales of pharmaceutical products. Revenue is recognized at the time when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.

Sales of Product: The Company earns product revenue from selling pharmaceutical products at the time of delivery, which is the time at which title to the product is transferred.

Sourcing and Distribution of Products, as an agent: In accordance with ASC Section 605-45-45, revenue is recognized from agent distribution sales for the net amount retained when all criteria for revenue recognition have been met. Determining whether an entity functions as an agent or a principal is a matter of judgment. The Company considers multiple indicators in the determination of whether it acts as an agent in sales transactions.

The Company acts as an agent for sales of products on behalf of Healthrite Pharmaceuticals (“Healthrite”), a company wholly owned and controlled by the President, sole owner and Director of the Company. Healthrite is a pharmacy and is therefore prohibited from distributing pharmaceuticals across state lines. During the three month periods ended March 31, 2012 and 2011, the Company recognized net revenue from sales to Healthrite of $77,371 and $0, respectively, based on gross sales of $180,710 and $433,437, respectively. See NOTE 9 for additional discussion.

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Because the Company does not have discrete financial information generated by the Company’s internal financial reporting system, the Company has determined that these revenue sources are generated from one segment.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the time of issuance to be cash equivalents. These investments are carried at cost which approximates fair value. At March 31, 2012 and December 31, 2011 there were no cash equivalents.

Accounts Receivable

The Company’s accounts receivable are composed of trade receivables from customers for sales of products. Trade receivables include accounts receivable for sales of product and sourcing and distribution of product for which the Company acts as an agent, which are based on gross sales to customers.

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured. The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable.

Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected. At March 31, 2012 and December 31, 2011, the Company’s allowance for doubtful accounts was $0 and $0, respectively.

Inventory

Inventory is comprised of Clotamin and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At March 31, 2012 and December 31, 2011, the allowance for obsolete or unmarketable inventory was $0 and $0, respectively, and during the three month periods ended March 31, 2012 and 2011, the Company recognized no inventory impairments.

Property and Equipment

Property and equipment are stated at cost at date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized.

Amortization of leasehold improvements is included in depreciation expense. The Company records operating lease expense on a straight-line basis. The Company amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term.

The estimated useful life of each asset is as follows:

Estimated Useful Lives

Furniture and equipment	3-7 years
Leasehold improvements	1 year

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. Factors that might indicate a potential impairment may include, but are not limited to, significant decreases in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset.

If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset. No impairments were identified as of March 31, 2012 and December 31, 2011 or during the three month periods ended March 31, 2012 and 2011.

Debt Discount

Costs incurred with parties who are providing long-term financing, which include the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt. The Company recorded debt discounts attributable to the embedded conversion derivative liabilities related to the convertible debt debentures issued on March 1, 2012 and March 9, 2012.

Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, line of credit, convertible debt and amounts due to related parties. We believe the recorded values of our financial instruments approximate their fair values because of their nature and respective maturity dates or durations.

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are as follows:

Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the assets and liabilities.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value using the Black Scholes model. The accounting for changes in the fair value of derivatives are recognized in earnings.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are included in general and administrative expenses for all periods presented.

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses for all periods presented. Advertising expenses for the three month periods ended March 31, 2012 and 2011, were $47,505 and $0, respectively.

Concentration of Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012 all non-interest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At March 31, 2012, and December 31, 2011 the amounts held in the banks did not exceed the insured limit of $250,000.

During the three months ended March 31, 2012, three vendors accounted for 30%, 24% and 15% of purchases.  During the three months ended March 31, 2011, one vendor accounted for 100% of purchases.

During the three months ended March 31, 2012, one customer accounted for 19% of sales.  During the three months ended March 31, 2011, two customers accounted for 59% and 16% of sales.  At March 31, 2012 one customer accounted for 25% of accounts receivable.  At December 31, 2011, no customers accounted for more than 15% of accounts receivable.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made. The Company’s policy is to recognize interest and penalties related to the estimated obligations for tax positions as a component of income tax expense.

The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe any such uncertain tax positions currently pending will have a material adverse effect on its financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. No common stock equivalents existed at March 31, 2012 and December 31, 2011 or during the three month periods ended March 31, 2012 and 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). For the three month periods ended March 31, 2012 and 2011, the Company had no items representing other comprehensive income or loss.

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Derivative Financial Instruments

The Company’s convertible debt contains an embedded feature that allows the investor to convert convertible debt into an unknown number of shares of common stock of the Company.  In accordance with applicable authoritative guidance for derivative instruments, we have allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date.

Derivatives are recorded on the balance sheet at fair value, with changes in value being recorded in other (income) expense. The Company does not currently engage in hedging activities.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

The Company evaluated material events occurring between March 31, 2012 and through the date when the consolidated financial statements were issued.

NOTE 4 – MERGER

For financial accounting purposes, the Merger is accounted for as a reverse recapitalization. Reverse recapitalization accounting is attributable to a long-held position of the staff of the Securities and Exchange Commission as the acquisition of a non-operating public shell company does not qualify as a business for business combination purposes, as described in ASC Topic 805, Business Combinations. Reverse recapitalization accounting applies when a non-operating public shell company acquires a private operating company and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. In the Merger transaction, Sunpeaks qualifies as a non-operating public shell company because as of the Merger date, Sunpeaks held nominal net monetary assets, consisting of cash.

A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. Under recapitalization accounting, the equity of the accounting acquirer, HDS, is presented as the equity of the combined enterprise and the capital stock account of HDS is adjusted to reflect the par value of the outstanding stock of the legal acquirer (Sunpeaks) after giving effect to the number of shares issued in the business combination. Shares retained by Sunpeaks are reflected as an issuance as of the merger date for the historical amount of the net assets of the acquired entity, which in this case is zero, on the accompanying condensed consolidated statement of stockholders’ deficit of 220,500,750 shares which consists of Sunpeaks shares outstanding at December 31, 2011 of 370,500,750 plus 50,000,000 shares issued by Sunpeaks immediately prior and conjunction with the Merger to settle Sunpeaks’ debt outstanding prior to the Merger date, less 200,000,000 shares cancelled which were held by the former controlling owner of Sunpeaks.

Following the Merger, the financial statements of Sunpeaks give retroactive effect of the reverse recapitalization and represent the historical operations of HDS.

NOTE 5 – ACQUISITION

On August 1, 2011, pursuant to the Agreement, HDS acquired certain assets of GNR in exchange for assumption of debt and financial obligations of GNR (the “Acquisition”). From the date of inception of the Company and GNR until the time of the Acquisition, the President and sole owner of the Company held a 44% ownership interest in GNR, with the remaining 56% ownership interest of GNR being held by the brother of the Company’s President. Prior to the acquisition, the Company and GNR were considered entities under common control, with common ownership, as control and ownership of each entity resided with the Company’s President and an immediate family member.

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Pursuant to ASC Subtopic 805-50, HDS recorded assets acquired and liabilities assumed at their carrying value, which equaled historical cost, on the date of transfer. Carrying value of assets and liabilities acquired by the Company as of the acquisition date consisted of:

Assets Acquired
Inventory	$40,550

Liabilities Assumed
Accounts payable	2,733
Due to related parties	7,000
Line of credit	130,488
Total Liabilities Assumed	140,221

Net Liabilities Assumed	$99,671

Pursuant to ASC Section 805-50-45, the Acquisition was accounted for as a transfer between entities under common control, whereas results of operations for the period in which the Acquisition occurred are reported as though the Acquisition had occurred at the beginning of the period. Accordingly, results of operations, presented in the accompanying combined financial statements, for the period January 1, 2011 through July 31, 2011 are comprised of combined operations of the Company and GNR, as separate entities, and beginning August 1, 2011, results of operations are comprised of the operations of the Company, including results of operations related to the assets acquired and liabilities acquired pursuant to the Agreement.

Intercompany transactions occurred on or after August 1, 2011 have been eliminated. Likewise, for the period January 1, 2011 through July 31, 2011, effects of any intra-entity transactions (between HDS and GNR) have been eliminated, resulting in operations for the period prior to Acquisition date essentially being on the same basis as operations post Acquisition date.

NOTE 6 – DEBT

Line of Credit

The Company has a $200,000 line of credit agreement with a financial institution which bears interest at US prime rate plus 1% per annum, but in no event less than 5.5% (5.5% at March 31 2012 and December 31, 2011), is due on demand, and is secured by all assets of the Company.

As of March 31, 2012 and December 31, 2011, the Company had outstanding balances on the line of credit of $200,000.  At March 31, 2012 and December 31, 2011, the Company is in good standing and there are no outstanding debt covenants.

Convertible debt

On March 1, 2012 and March 9, 2012, the Company issued $200,000 and $200,000, respectively, of convertible debentures to an investor. Interest accrues at the rate of ten percent per annum and is payable at the respective maturity date in cash. The debentures mature on March 1, 2014 and March 9, 2014.  The investor is entitled to convert the accrued interest and principal of the convertible debentures into common stock of the Company at a conversion price equal to 80% of the average closing price of the common stock during the ten consecutive trading days immediately prior to the conversion.  In the event the common stock of the Company trades at or above $0.30 at any time during the day for a period of ten consecutive trading days, the Company may at its option convert all or part of the convertible debt into common stock at the applicable conversion price.

Initial Accounting

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date. The debt is accreted to interest expense over the life of the convertible debentures using the effective interest method.  During the three months ended March 31, 2012, the Company recorded interest accretion expense of $11,918, which is included in interest expense on the accompanying condensed consolidated statement of operations.

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

NOTE 7 – FAIR VALUE MEASUREMENTS

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012.

	Total	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$502,851	$-	$-	$502,851

The following table reconciles, for the three months ended March 31, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded conversion derivative liability at December 31, 2011	$-
Fair value of embedded conversion derivative liabilities at issuance	400,000
Loss at issuance	85,988
Loss on fair value adjustments to embedded conversion derivative liabilities	16,863
Balance of embedded conversion derivative liabilities at March 31, 2012	$502,851

The fair value of the conversion features are calculated at the time of issuance and the Company records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations.  The inputs to the Black Scholes model at the issuance dates included; market value of stock $0.43-$0.77; volatility 188%; discount rate 0.33%; dividend yield 0%; term 2 years.  The inputs to the Black Scholes model at March 31, 2012 included; market value of stock $0.77; volatility 188%; Discount rate 0.33%; Dividend yield 0%; term 1.96- 2 years.  Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to paid in capital. Since the fair value of the embedded conversion derivative liability exceeded the carrying value of the convertible debentures on the issuance date, the convertible debentures were recorded at a full discount. The Company recognizes expense for accretion of the convertible debentures discount over the term of the notes using the effective interest method. The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity , as the conversion feature embedded in each debenture could result in the stated note principal being converted to a variable number of the Company’s common shares.

The Company believes the recorded values of its other financial instruments (consisting of cash, accounts receivable, accounts payable, accrued liabilities, line of credit and due to related parties) approximate their fair values because of their nature and respective maturity dates or durations.

NOTE 8 - EQUITY

Preferred Stock

Liquidation Preference.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Class A Preferred Shares shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus of any nature, an amount equal to the stated par value less the aggregate amount of all prior distributions to its preferred shareholders made to holders of all classes of preferred shares, plus any accrued previously declared but unpaid dividends (the amount so determined being hereinafter referred to as the “Liquidation Preference”). No distribution shall be made to the holders of the common shares upon liquidation, dissolution, or winding up until after the full amount of the Liquidation Preference has been distributed or provided to the holders of the preferred shares.

If, upon such liquidation, dissolution or winding up the assets thus distributed among the preferred shareholders shall be insufficient to permit payment to such shareholders of the full amount of the liquidation preference, the entire assets of the Company shall be distributed ratably among the holders of all classes of preferred shares.

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, when the Company has completed distribution of the full Liquidating Preference to the holders of the Class A preferred shares, the Class A Preferred shares shall be considered to have been redeemed, and thereafter, the remaining assets of the Company shall be paid in equal amounts on all outstanding shares of common stock.

Conversion Rights.

At any time holders of the Class A Preferred Shares who endorse the share certificates and deliver them together with a written notice of their intent to convert to the corporation at its principal office, shall be entitled to convert such shares and receive five (5) shares of common stock for each share being converted. Such conversion is subject to the following adjustments, terms, and conditions:

1)

If the number of outstanding shares of common stock has been decreased since the initial issuance of the Class A Preferred Shares (or series having conversion rights (by reason of any split, stock dividend, merger, consolidation or other capital change or reorganization affecting the number of outstanding shares of common stock), the number of shares of common stock to be issued on conversion to the holders or Class A Preferred Shares shall not be adjusted unless by appropriate amendment of this article. If the number of outstanding shares of common stock has been increased since the initial issuance of the Class A Preferred Shares (or series having conversion rights (by reason of any split, stock dividend, merger, consolidation or other capital change or reorganization affecting the number of outstanding shares of common Stock), the number of shares of common stock to be issued on conversion to the holders or Class A Preferred Shares shall equitably be adjusted by appropriate amendment of this article, and other articles as applicable.

2)

Shares converted under this article shall not be reissued. The corporation shall at all times reserve and keep available a sufficient number of authorized but unissued common shares, and shall obtain and keep in effect any required permits to enable it to issue and deliver all common shares required to implement the conversion rights granted herein.

3)

No fractional shares shall be issued upon conversion, but the corporation shall pay cash for any fractional shares of common stock to which shareholders may be entitled at the fair value of such shares at the time of conversion. The board of directors shall determine such fair value.

Voting Rights.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Class A Preferred Shares shall be entitled to cast that number of votes which is equivalent to the number of shares of Class A Preferred Shares owned by such holder times one hundred (100). The Company shall not, without the affirmative vote or written consent of the holders of at least a majority of the outstanding Class A Preferred Shares (i) authorize or create any additional class or series of stock ranking prior to or on a parity with the Class A Preferred Shares as to the dividends or the distribution of assets upon liquidation, or (ii) change any of the rights, privileges or preferences of the Class A Preferred Shares.

NOTE 9 – RELATED PARTY TRANSACTIONS

As discussed in NOTE 3, the Company has a sales arrangement with Healthrite, a specialty pharmacy wholly owned by the Company’s President and director. Pursuant to the arrangement, Healthrite would purchase pharmaceutical products directly from manufacturers and resells the products to the Company, who then sells the products to customers. The Company acts as an agent in the sales of Healthrite product to customers and recognizes revenue for the net amount retained. During the three months ended March 31, 2012 and 2011, the Company recognized net revenue from Healthrite sales of $77,371 and $0, respectively, based on gross sales of $180,710 and $433,437, respectively. At March 31, 2012 and December 31, 2011, the Company owed HealthRite $90,581 and $100,647.

At March 31, 2012 and December 31, 2011, the Company owed $180,100 and $200,100, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $2,638 and $0 on these advances owed during the three months ended March 31, 2012 and 2011, respectively.

SUNPEAKS VENTURES, INC.

(a Nevada corporation)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

During December 2011, the Company received an advance from a related party of $75,000, and this amount was outstanding as of December 31, 2011 and March 31, 2012.  The advance is unsecured, bears interest at 6.5% and is due on June 13, 2012.  During the three months ended March 31, 2012 and 2011, the Company recorded expense of approximately $813 and $0, respectively, on this advance.

NOTE 10 – SUBSEQUENT EVENTS

Marketing Agreement

On April 4, 2012, the Company entered into a marketing and distribution agreement whereby the Company shall pay a third party 1,000,000 shares of its common stock, 300,000 warrants with a six month term, and $50,000 in cash in exchange for services.

Convertible Debt

On April 5, 2012, the Company issued a $700,000 convertible debenture to an investor, which matures on April 5, 2014. Interest accrues at the rate of ten percent per annum and is payable at the maturity date in cash. The investor is entitled to convert the accrued interest and principal of the convertible debenture into common stock of the Company at a conversion price equal to 80% of the average closing bid price of the common stock during the three consecutive trading days immediately prior to the conversion.  On May 10, 2012 the Company entered into an amendment to this agreement which increased the principal amount from up to $700,000 to up to $1,275,000.  As of the issuance date of these consolidated financial statments, the Company had received proceeds of $1,050,000 under this convertible debenture.

HealthRite

During April, 2012, the Company’s sales arrangement with Healthrite ceased.

*  *  *  *  *  *

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Introduction

Our wholly-owned subsididary, Healthcare Distribution Specialists LLC (“HDS”), was formed in the State of Delaware on September 24, 2008.  As a result of a Share Exchange Agreement between HDS and Sunpeaks Ventures, Inc., on February 13, 2012, HDS became the wholly-owned subsidiary of Sunpeaks, but the transaction was accounted for as a reverse merger with HDS being the accounting acquirer.  In connection with this transaction we appointed new management and directors, and changed the business focus of Sunpeaks to that of HDS, which is a value-added distributor of hard-to-find and specialty drugs to the healthcare provider market, while functioning as an aggregator of real-time market demand for these products.  In addition to our distribution business, we also own and sell a specialized over-the-counter multivitamin product called Clotamin.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements as of March 31, 2012 their uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate sufficient revenue to fund our operations.  If we are not able to do this we may not be able to continue as an operating company.  At our current revenue and burn rate, our cash on hand will not cover our operating expenses for even the next thirty days.  There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Three months ended March 31, 2012 and 2011

Results of Operations

Introduction

Our revenues for the three months ended March 31, 2012 were $478,174, compared to $23,599 for the three months ended March 31, 2011.  We had very little operations in the three months ended March 31, 2011, and thus comparisons between 2012 and 2011 are dramatic.  Our revenues are generated from the wholesale distribution of over the counter drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net loss for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended	Three months ended
	March 31,	March 31,	Increase /
	2012	2011	(Decrease)

Revenue	$478,174	$23,599	$454,575

Operating expenses:
Cost of sales	265,170	3,088	262,082
General and administrative	212,686	34,771	177,915
Salaries and commissions	179,022	11,193	167,829
Professional fees	41,027	-	41,027
Total operating expenses	697,905	49,052	648,853

Operating loss	(219,731)	(25,453)	194,278
Total other expenses	(123,563)	(1,837)	121,726

Net loss	$(343,294)	$(27,290)	$316,004

Revenues

For the three months ended March 31, 2012, we had revenues of $478,174, compared to $23,599 for the three months ended March 31, 2011.  The increase in revenues is a result of the growth of our distribution business, as well as the sale of Clotamin, both of which are reported in one segment.

Operating Expenses

Our operating expenses for the three months ended March 31, 2012 consisted of cost of sales of $265,170, general and administrative expenses of $212,686, salaries and commissions of $179,022, and professional fees of $41,027.  Our total operating expenses for the three month period was $697,905, or 146% of revenues.  Our total operating expenses as a percentage of revenues decreased as compared to the same period last year because our operations were new in 2011 and we were not realizing economies of scale.

 Our operating expenses for the three months ended March 31, 2011 consisted of cost of sales of $3,088, general and administrative expenses of $34,771, and salaries and commissions of $11,193.  Our total operating expenses for the three month period was $49,052, or 208% of revenues.

Operating Loss

Our operating loss was $219,731 for the three months ended March 31, 2012, compared to $25,453 for the three months ended March 31, 2011.  Our operating loss increased significantly as compared to the same period last year because our operations were new in 2011 and we were not incurring expenses at the same magnitude as in 2012.

Other Expense

We had other expense of $123,563 for the three months ended March 31, 2012, consisting of derivative losses of $102,851 and interest expense of $20,712, compared to $1,837 for the three months ended March 31, 2011, consisting of interest expense.  Derivative losses relate to the fair market value of convertible debt.

Net Loss

Our net loss for the three months ended March 31, 2012 was $343,294, compared to $27,290 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, and debt service.  Our principal source of liquidity as of March 31, 2012 consisted of cash of $40,175 and borrowing against convertible debt instruments.  We expect that working capital requirements and inventory will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.  Management's plan to meet our operating expenses is through equity and/or debt financing.    However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2012 and December 31, 2011, respectively, are as follows:

	March 31,	December 31,
	2012	2011	Change

Cash	$40,175	$38,658	$1,517
Total Current Assets	460,993	274,919	186,074
Total Assets	484,553	304,602	179,951
Total Current Liabilities	677,915	674,351	3,564
Total Liabilities	1,194,958	674,351	520,607

Our cash increased from $38,658 as of December 31, 2011 to $40,175 as of March 31, 2012 as a result of our ability to borrow money using convertible debt.  Total current assets increased by $186,074 because of an increase in accounts receivable from $211,549 to $223,641, inventory from $12,144 to $29,211, and prepaid expenses and other current assets from $12,568 to $167,966.  Prepaid expenses are primarily advertising contracts to promote our Clotamin product.  These same increases were primarily responsible for our increase in total assets.

Cash Requirements

We had cash available as of March 31, 2012 of $40,175.  Based on our current revenues, cash on hand, and our current net monthly burn rate, we will need to continue to raise money from the issuance of convertible debt to fund operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $374,055 for the three months ended March 31, 2012, compared to net cash provided by operating activities of $32,728 for the three months ended March 31, 2011.  The increase is a result of increased operations.

For the three months ended March 31, 2012, our net cash used in operating activities consisted of our net loss of $343,294 and changes in prepaid expenses and other current assets of $155,398, offset primarily by a change in derivative liabilities of $102,851.

Investments

Our net cash used in investing activities was $4,428 for the three months ended March 31, 2012, compared to $7,500 for the three months ended March 31, 2011.

Financing

Our net cash provided by financing activities was $380,000 for the three months ended March 31, 2012, compared to $29,601 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, our net cash provided by financing activities consisted of proceeds from convertible debt of $400,000, offset by payments to a related party of $20,000.

Off-balance sheet arrangements

As of March 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

Critical accounting policies and estimates

Our critical accounting policies are set forth in Note 3 – Summary of Significant Accounting Policies, to our financial statement footnotes.

Recent accounting pronouncements

The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4

Controls and Procedures

(a)

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending March 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d)

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1

Legal Proceedings

On May 1, 2012, we filed a complaint against Deal Flow Media, Inc., et al. in the Circuit Court for Montgomery County, Maryland. In the complaint, we allege a series of false, defamatory and malicious statements being published by the Defendants as part of a conspiracy in an attempt to cause harm to the Company.  We seek $2,000,000.00 in damages in addition to statutory damages, punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A

Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2012, in accordance with the Share Exchange Agreement described in Item 5, we issued 200,000,000 restricted shares of common stock, par value $0.001 per share, and 3,000,000 shares of Class A Preferred Stock, par value $0.001 per share, to Mackie Barch and 50,000,000 restricted shares of common stock, par value $0.001 per share, to Whetu, Inc.

The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had the opportunity to meet with and ask questions of management.

ITEM 3

Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

Not applicable.

ITEM 5

Other Information

Share Exchange Agreement

On February 13, 2012, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Healthcare Distribution Specialists LLC, a Delaware limited liability company (“HDS”), Mackie Barch, the managing member of HDS, who then owned 100% of the issued and outstanding membership interests of HDS, and Scott Beaudette, the majority shareholder of the Company.  Pursuant to the terms and conditions of the Share Exchange Agreement, HDS exchanged 100% of the outstanding membership interests in HDS for: (i) two hundred million (200,000,000) newly-issued restricted shares of the Company’s common stock, par value $0.001 per share, and (ii) three million (3,000,000) newly-issued restricted shares of the Company’s Class A Preferred Stock, par value $0.001 per share.  The exchange resulted in HDS becoming a wholly-owned subsidiary of the Company.  Additionally, pursuant to the Share Exchange Agreement, Mr. Beaudette canceled two hundred million (200,000,000) shares of the our common stock that he previously owned.  As a result of the Share Exchange Agreement, we began conducting all operations through Healthcare Distribution Specialists LLC, and our principal business became the business of HDS.

Beaudette Settlement Agreement

On February 13, 2012, we entered into a Settlement Agreement and General Mutual Release (the “Beaudette Settlement Agreement”) with Scott Beaudette.  Pursuant to the terms of the Beaudette Settlement Agreement, we paid $5,000 in full satisfaction of a debt owed to Mr. Beaudette for funds he lent to the company.

Management Agreement

On February 13, 2012, we entered into a Management Agreement (the “Management Agreement”) with Mackie Barch, whereby Mr. Barch shall serve as our President, Chief Executive Officer, and Director for one year.  Thereafter, the Management Agreement shall automatically renew for successive one year periods, or until Mr. Barch delivers 30 days advanced written notice of his intent to resign.  As compensation for such services, Mr. Barch shall receive a monthly fee of $1,000 per calendar month, payable on the first day of each calendar quarter.

ITEM 6

Exhibits

(a)

Exhibits

3.1 (1)	Articles of Incorporation of Sunpeaks Ventures, Inc.

3.2 (2)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.

3.3 (1)	Bylaws of Sunpeaks Ventures, Inc.

10.1 (3)	Settlement Agreement with Scott Beaudette dated February 13, 2012

10.2 (3)	Share Exchange Agreement with HDS

10.3 (3)	Management Agreement with Mackie Barch

10.4 (3)	Lease Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document
100.SCH	XBRL Schema Document
100.CAL	XBRL Calculation Linkbase Document
100.DEF	XBRL Definition Linkbase Document
100.LAB	XBRL Lables Linkbase Document
100.PRE	XBRL Presentation Linkbase Document

(1)

Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on September 18, 2009.

(2)

Incorporated by reference from our Current Report on form 8-K filed with the Commission on November 4, 2011.

(3)

Incorporated by reference from our Current Report on form 8-K filed with the Commission on February 17, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunpeaks Ventures, Inc.

Dated: June 8, 2012	/s/ Mackie Barch
By: Mackie Barch
Its: President and Chief Executive Officer