Form 10-Q
period 2012-06-30
SUNPEAKS VENTURES, INC.
filed 2012-08-14
CIK 1470915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes      . No   X  .

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

Yes      . No      .

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2012, there were 370,500,750 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1

Financial Statements

SUNPEAKS VENTURES, INC.

Condensed Consolidated Financial Statements (Unaudited)

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash	$8,545	$38,658
Accounts receivable	705,190	211,549
Inventory	31,300	12,144
Prepaid expenses and other current assets	449,601	12,568
Total Current Assets	1,194,636	274,919

Property and equipment, net of accumulated depreciation of $42,619 and $27,237	64,070	29,683

Total Assets	$1,258,706	$304,602

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$236,539	$97,606
Line of credit	324,679	200,000
Due to related parties	255,100	376,745
Total Current Liabilities	816,318	674,351

Convertible debt, net	391,141	-
Embedded conversion derivative liabilities	1,142,709	-
Total liabilities	2,350,168	674,351

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock; Series A $0.001 par value; 25,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Common stock $0.001 par value; 550,000,000 shares authorized; 370,500,750 and 200,000,000 shares issued and outstanding	370,501	200,000
Additional paid in capital	(270,945)	(196,134)
Accumulated deficit	(1,194,018)	(376,615)
Total Stockholders’ Deficit	(1,091,462)	(369,749)

Total Liabilities and Stockholders’ Deficit	$1,258,706	$304,602

The accompanying notes are an integral part of these consolidated financial statements

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues, net	$987,356	$48,000	$1,465,531	$71,599

Operating Expenses
Cost of sales	377,800	47,359	642,971	50,447
General and administrative	553,099	67,253	765,785	102,024
Salaries and commissions	234,041	7,673	413,062	18,866
Professional fees	292,469	35,689	333,496	35,689
Total Operating Expenses	1,457,409	157,974	2,155,314	207,026

Operating Loss	(470,053)	(109,974)	(689,783)	(135,427)

Other Expenses
Derivative gains	152,269	-	49,418	-
Interest expense	(156,325)	(1,927)	(177,038)	(3,764)
Total Other Expenses	(4,056)	(1,927)	(127,620)	(3,764)

Net Loss	$(474,109)	$(111,901)	$(817,403)	$(139,191)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding –basic and diluted	370,500,750	200,000,000	335,599,470	200,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Total

Balance, December 31, 2011	3,000,000	$3,000	200,000,000	$200,000	$(196,134)	$(376,615)	$(369,749)

Effect of reverse merger	-	-	220,500,750	220,501	(220,501)	-	-
Cancellation of shares	-	-	(50,000,000)	(50,000)	50,000	-	-
Imputed interest expense on advances from related party	-	-	-	-	5,108	-	5,108
Forgiveness of shareholder debt	-	-	-	-	90,582	-	90,582
Net loss	-	-	-	-	-	(817,403)	(817,403)
Balance, June 30, 2012	3,000,000	$3,000	370,500,750	$370,501	$(270,945)	$(1,194,018)	$(1,091,462)

 The accompanying notes are an integral part of these consolidated financial statements

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net loss	$(817,403)	$(139,191)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Imputed interest on advances from related party	5,108	-
Accretion of debt discount	133,268	-
Change in fair value of embedded conversion derivative liabilities	(49,418)	-
Depreciation	15,382	6,634
Changes in operating assets and liabilities:
Accounts receivable	(493,641)	(95,692)
Inventory	(19,156)	37,329
Prepaid expenses and other current assets	(437,033)	(140)
Accounts payable and accrued liabilities	138,933	46,404
Due to related parties	(31,063)	234,918
Net Cash (Used in) Provided by Operating Activities	(1,555,023)	90,262

Investing Activities
Purchase of property and equipment	(49,769)	(42,156)
Net Cash Used in Investing Activities	(49,769)	(42,156)

Financing Activities

Net proceeds from convertible debt	1,450,000	-
Net proceeds from lines of credit	124,679	(2,899)

Net Cash Provided by Financing Activities	1,574,679	(2,899)

Net (Decrease) Increase in Cash	(30,113)	45,207
Cash at Beginning of Period	38,658	6,812
Cash at End of Period	$8,545	$52,019

Supplemental Cash Flow Information:
Interest paid	$7,619	$3,764
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Allocation of convertible debt to embedded conversion derivative liabilities	$1,192,127	$-
Forgiveness of note payable – related party	$90,582	$-
Cancellation of shares	$50,000	$-
Effects of reverse merger	$220,501	$-

The accompanying notes are an integral part of these consolidated financial statements

SUNPEAKS VENTURES, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has a history of incurring net losses and at June 30, 2012 has an accumulated net loss totaling $1,194,018. At June 30, 2012, the Company held cash of $8,545.  These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements were prepared consistent with and should be read in conjunction with the financial statements of HDS for the years ended December 31, 2011 and 2010, and notes thereto included as an exhibit in our Form 8-K/A as filed with the Securities and Exchange Commission (“SEC”) on July 27, 2012.

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

The Company acts as an agent for sales of products on behalf of Healthrite Pharmaceuticals (“Healthrite”), a company wholly owned and controlled by the President, sole owner and Director of the Company. Healthrite is a pharmacy and is therefore prohibited from distributing pharmaceuticals across state lines. During the six  month periods ended June 30, 2012 and 2011, the Company recognized net revenue from sales to Healthrite of $80,758 and $0, respectively, based on gross sales of $188,710 and $841,326, respectively.  During April 2012, the Company’s sales arrangement with Healthrite ceased.  See NOTE 9 for additional discussion.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the time of issuance to be cash equivalents. These investments are carried at cost which approximates fair value. At June 30, 2012 and December 31, 2011 there were no cash equivalents.

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

Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected. At June 30, 2012 and December 31, 2011, the Company’s allowance for doubtful accounts was $0 and $0, respectively.

Inventory

Inventory is comprised of Clotamin and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At June 30, 2012 and December 31, 2011, the allowance for obsolete or unmarketable inventory was $0 and $0, respectively, and during the six month periods ended June 30, 2012 and 2011, the Company recognized no inventory impairments.

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

If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset. No impairments were identified as of June 30, 2012 and December 31, 2011 or during the six month periods ended June 30, 2012 and 2011.

Debt Discount

Costs incurred with parties who are providing long-term financing, which include the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt. The Company recorded debt discounts attributable to the embedded conversion derivative liabilities related to the convertible debt debentures issued during the six months ended June 30, 2012.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses for all periods presented. Advertising expenses for the six month periods ended June 30, 2012 and 2011, were $310,293 and $107, respectively.

Concentration of Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012 all non-interest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At June 30, 2012 and December 31, 2011, the amounts held in the banks did not exceed the insured limit of $250,000.

During the three months ended June 30, 2012 three vendors accounted for 52%, 15% and 11% of purchases, and during the six months ended June 30, 2012 three vendors accounted for 50%, 16% and 7% of purchases.  During the three and six months ended June 30, 2011, one vendor accounted for 60% and 62% of purchases, respectively.

During the three and six months ended June 30, 2012, one customer accounted for 44% and 48% of sales, respectively.  During the three and six months ended June 30, 2011, one customer accounted for 28% and 19% of sales, respectively.  At June 30, 2012 one customer accounted for 46% of accounts receivable.  At December 31, 2011, no customers accounted for more than 10% of accounts receivable.

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

Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. No common stock equivalents existed at June 30, 2012 and December 31, 2011 or during the three and six month periods ended June 30, 2012 and 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). For the three and six month periods ended June 30, 2012 and 2011, the Company had no items representing other comprehensive income or loss.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

The Company evaluated material events occurring between June 30, 2012 and through the date when the consolidated financial statements were issued.

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

NOTE 5 - ACQUISITION

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

Pursuant to ASC Subtopic 805-50, HDS recorded assets acquired and liabilities assumed at their carrying value, which equaled historical cost, on the date of transfer. Carrying value of assets and liabilities acquired by the Company as of the acquisition date consisted of:

Assets Acquired
Inventory	$40,550

Liabilities Assumed
Accounts payable	2,733
Due to Healthrite	7,000
Line of credit	130,488
Total Liabilities Assumed	140,221

Net Liabilities Assumed	$99,671

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

NOTE 6 – DEBT

Lines of Credit

The Company has a $200,000 line of credit agreement with a financial institution which bears interest at US prime rate plus 1% per annum, but in no event less than 5.5% (5.5% at June 30, 2012 and December 31, 2011), is due on demand, and is secured by all assets of the Company. As of June 30, 2012 and December 31, 2011, the Company had outstanding balances on the line of credit of $200,000. The Company is currently in good standing and was in good standing at June 30, 2012 and December 31, 211. There are no outstanding debt covenants.

On May 7, 2012, the Company entered into a $500,000 line of credit agreement with a lender which bears interest at a floating per annum rate equal to the greater of (a) the prime rate as published by the Wall Street Journal plus the prime rate increment of 3.5%, or (b) the minimum prime rate of 3.25% plus the prime rate increment of 3.5%.   Advances are limited to 80% of the eligible receivables balance of the Company as determined by the lender.  Advances are repaid through collections on accounts receivable which are remitted directly through lockbox to the lender.  The credit line is secured by all assets of the Company. As of June 30, 2012 the Company had outstanding balances on the line of credit of $124,679. The Company is currently in good standing and was in good standing at June 30, 2012. There are no outstanding debt covenants.

Convertible debt

During the three months ended March 31, 2012 and June 30, 2012, the Company issued $400,000 and $1,050,000, respectively, of convertible debentures to an investor, with various maturities from March 1, 2014 through May 16, 2014. Interest accrues at the rate of ten percent per annum and is payable at the respective maturity date in cash.

The investor is entitled to convert the accrued interest and principal of the convertible debentures into common stock of the Company at a conversion price equal to 80% of the Average Closing Price of the common stock. The Average Closing Price is set forth in the convertible debt agreements as follows: average closing price during the ten consecutive trading days immediately prior to conversion for $400,000 of convertible debt issued during the first quarter of 2012 and average closing price during the three consecutive trading days immediately prior to conversion for $1,050,000 of convertible debt issued during the second quarter of 2012.  In the event the common stock of the Company trades at or above $0.30 at any time during the day for a period of ten consecutive trading days, the Company may at its option convert all or part of the convertible debt into common stock at the applicable conversion price.

Accounting for convertible debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date for $575,000 of the convertible debt issuance. For the remaining $875,000 of debt issuances, the Company allocated $617,127 of the proceeds to the embedded conversion derivative liability. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. During the six months ended June 30, 2012, the Company recorded aggregate debt discounts of $1,192,127 related to the conversion rights.

The debt discount is accreted to interest expense over the life of the convertible debentures.  During the three and six months ended June 30, 2012, the Company recorded interest accretion expense of $121,350 and $133,268, respectively, which is included in interest expense on the accompanying condensed consolidated statement of operations.

NOTE 7 – FAIR VALUE MEASUREMENTS

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2012.

	Total	Level 1	Level	Level 3
Embedded conversion derivative liabilities	$1,142,709	$-	$-	$1,142,709

The following table reconciles, for the six months ended June 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded conversion derivative liability, December 31, 2011	$-
Fair value of embedded conversion derivative liabilities at issuance	1,192,127
Loss at issuance	161,100
Gain on fair value adjustments to embedded conversion derivative liabilities	(210,518)
Balance of embedded conversion derivative liabilities, June 30, 2012	$1,142,709

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

When the fair value of the embedded conversion derivative liability exceeds the carrying value of the convertible debentures on the issuance date, the convertible debentures is recorded at a full discount and the excess amount of the embedded derivative liability over the carrying value of the convertible debenture is recognized as a loss on derivative upon issuance. The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the stated note principal being converted to a variable number of the Company’s common shares.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As discussed in NOTE 3, the Company has a sales arrangement with Healthrite, a specialty pharmacy wholly owned by the Company’s President and Director. Pursuant to the arrangement, Healthrite would purchase pharmaceutical products directly from manufacturers and resells the products to the Company, who then sells the products to customers. The Company acts as an agent in the sales of Healthrite product to customers and recognizes revenue for the net amount retained. During the three and six month periods ended June 30, 2012, the Company recognized net revenue from sales to Healthrite of $3,387 and $80,758, respectively, based on gross sales of $8,000 and $188,710,  respectively.  During the three and six month periods ended June 30, 2011, the Company recognized net revenue from sales to Healthrite of $0 and $0, respectively, based on gross sales of $407,889 and $841,326, respectively.

At December 31, 2011, the Company owed HealthRite $100,647.  During the six months ended June 30, 2012, the Company repaid $17,065 of the amount owed to HealthRite and the remaining balance of $90,582 was forgiven during June 2012 and recognized as an equity contribution to the Company by the Company’s President and Director.  During April 2012, the Company’s sales arrangement with Healthrite ceased.

At June 30, 2012 and December 31, 2011, the Company owed $180,100 and $200,100, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $5,108 and $0 on these advances owed during the six months ended June 30, 2012 and 2011, respectively.

During December 2011, the Company received an advance from a related party of $75,000, and this amount was outstanding as of December 31, 2011 and June 30, 2012.  The advance is unsecured, bears interest at 5.5% and was originally due on June 13, 2012.  On July 6, 2012, the due date was extended to October 13, 2012.  During the six months ended June 30, 2012 and 2011, the Company recorded interest expense of approximately $2,058 and $0, respectively, on this advance.

NOTE 10 – INCOME TAXES

No provision for federal income taxes has been recognized for the six months ended June 30, 2012 and 2011 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at June 30, 2012 and December 31, 2011 totaled a net deferred tax asset of approximately $405,966 and $128,049, respectively, and consisted primarily of deferred tax assets resulting from net operating loss carryforwards.  We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. At June 30, 2012, the Company has net operating loss carryforwards totaling approximately $1.2 million for federal income tax purposes, which may be carried forward in varying amounts until the time when they begin to expire in 2029 through 2032, but may be limited in their use due to significant changes in the Company’s ownership.

At June 30, 2012 and December 31, 2011 the Company has no uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

Hurricane Sports Properties

During July 2012, the Company’s marketing and sponsorship agreement with Hurricane Sports Properties ceased.

Asian American Convenience Store Association

During August 2012, the Company’s marketing and distribution agreement with the Asian American Convenience Store Association ceased.

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

Introduction

Our wholly-owned subsidiary, Healthcare Distribution Specialists LLC (“HDS”), was formed in the State of Delaware on September 24, 2008.  As a result of a Share Exchange Agreement between HDS and Sunpeaks Ventures, Inc., on February 13, 2012, HDS became the wholly-owned subsidiary of Sunpeaks, but the transaction was accounted for as a reverse merger with HDS being the accounting acquirer.  In connection with this transaction we appointed new management and directors, and changed the business focus of Sunpeaks to that of HDS, which is a value-added distributor of hard-to-find and specialty drugs to the healthcare provider market, while functioning as an aggregator of real-time market demand for these products.  In addition to our distribution business, we also own and sell a specialized over-the-counter multivitamin product called Clotamin.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements as of June 30, 2012 their uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate sufficient revenue to fund our operations.  If we are not able to do this we may not be able to continue as an operating company.  At our current revenue and burn rate, our cash on hand will not cover our operating expenses for even the next thirty days.  There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Three Months Ended June 30, 2012 and 2011

Results of Operations

Introduction

Our revenues for the three months ended June 30, 2012 were $987,356, compared to $48,000 for the three months ended June 30, 2011.  We had very little operations in the three months ended June 30, 2011, and thus comparisons between 2012 and 2011 are dramatic.  Our revenues are generated from the wholesale distribution of hard-to-find drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net loss for the three months ended June 30, 2012 and 2011 were as follows:

	Three months ended	Three months ended
	June 30,	June 30,	Increase /
	2012	2011	(Decrease)

Revenue	$987,356	$48,000	$939,356

Operating expenses:
Cost of sales	377,800	47,359	330,441
General and administrative	553,099	67,253	485,846
Salaries and commissions	234,041	7,673	226,368
Professional fees	292,469	35,689	256,780
Total operating expenses	1,457,409	157,974	1,299,435

Operating loss	(470,053)	(109,974)	360,079
Total other expenses	(4,056)	(1,927)	2,129

Net loss	$(474,109)	$(111,901)	362,208

Revenues

For the three months ended June 30, 2012, we had revenues of $987,356, compared to $48,000 for the three months ended June 30, 2011.  This increase in revenues was primarily due to an increase in our sales of hard-to-find drugs, which was largely a result of additional licenses we received in 2011 and 2012.  As of June 30, 2011, we had licenses to sell drugs in one state.  As of June 30, 2012 we had licenses to sell drugs in 28 states.  The more states we can sell into the greater number of purchasers, such as clinics, hospitals, etc. that we can access.  For example, as of June 30, 2011, we had approximately 24 different entities to which we sold drugs, compared to approximately 566 different entities as of June 30, 2012.  These additional purchasers were the primary for our increase in sales.  Currently, we expect to have licenses in approximately 40-45 states by December 31, 2012, which should lead to increased sales in 2012 compared to 2011.  Currently we report revenues from sales of our hard-to-find drugs and Clotamin in one business segment.

Operating Expenses

Our operating expenses for the three months ended June 30, 2012 consisted of cost of sales of $377,800, general and administrative expenses of $553,099, salaries and commissions of $234,041, and professional fees of $292,469.  Our total operating expenses for the three month period was $1,457,409, or 148% of revenues.  Our total operating expenses as a percentage of revenues decreased as compared to the same period last year because our operations were new in 2011 and we were not realizing economies of scale.

 Our operating expenses for the three months ended June 30, 2011 consisted of cost of sales of $47,359, general and administrative expenses of $67,253, salaries and commissions of $7,673, and professional fees of $35,689.  Our total operating expenses for the three month period was $157,974, or 329% of revenues.

Operating Loss

Our operating loss was $470,053 for the three months ended June 30, 2012, compared to $109,974 for the three months ended June 30, 2011.  Our operating loss increased significantly as compared to the same period last year because our operations were new in 2011 and we were not incurring expenses at the same magnitude as in 2012.

Other Expense

We had other expense of ($4,056) for the three months ended June 30, 2012, consisting of derivative gains of $152,269 and interest expense of ($156,325), compared to ($1,927) for the three months ended June 30, 2011, consisting entirely of interest expense.  Derivative gains relate to the fair market value of convertible debt.

Net Loss

Our net loss for the three months ended June 30, 2012 was $474,109, compared to $111,901 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

Results of Operations

Introduction

Our revenues for the six months ended June 30, 2012 were $1,465,531, compared to $71,599 for the six months ended June 30, 2011.  We had very little operations in the six months ended June 30, 2011, and thus comparisons between 2012 and 2011 are dramatic.  Our revenues are generated from the wholesale distribution of hard-to-find drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net loss for the six months ended June 30, 2012 and 2011 were as follows:

	Six months ended	Six months ended
	June 30,	June 30,	Increase /
	2012	2011	(Decrease)

Revenue	$1,465,531	$71,599	$1,393,932

Operating expenses:
Cost of sales	642,971	50,447	592,524
General and administrative	765,785	102,024	663,761
Salaries and commissions	413,062	18,866	394,196
Professional fees	333,496	35,689	297,807
Total operating expenses	2,155,314	207,026	1,948,288

Operating loss	(689,783)	(135,427)	554,356
Total other expenses	(127,620)	(3,764)	123,856

Net loss	$(817,403)	$(139,191)	678,212

Revenues

For the six months ended June 30, 2012, we had revenues of $1,465,531, compared to $71,599 for the six months ended June 30, 2011.  This significant increase in revenues was primarily due to an increase in our sales of hard-to-find drugs, which was largely a result of additional licenses we received in 2011 and 2012.  As of June 30, 2011, we had licenses to sell drugs in one state.  As of June 30, 2012 we had licenses to sell drugs in 28 states.  The more states we can sell into the greater number of purchasers, such as clinics, hospitals, etc. that we can access.  For example, as of June 30, 2011, we had approximately 24 different entities to which we sold drugs, compared to approximately 566 different entities as of June 30, 2012.  These additional purchasers were the primary for our increase in sales.  Currently, we expect to have licenses in approximately 40-45 states by December 31, 2012, which should lead to increased sales in 2012 compared to 2011.  Currently we report revenues from sales of our hard-to-find drugs and Clotamin in one business segment.

Operating Expenses

Our operating expenses for the six months ended June 30, 2012 consisted of cost of sales of $642,971, general and administrative expenses of $765,785, salaries and commissions of $413,062, and professional fees of $333,496.  Our total operating expenses for the six month period was $2,155,314, or 147% of revenues.  Our total operating expenses as a percentage of revenues decreased as compared to the same period last year because our operations were new in 2011 and we were not realizing economies of scale.

 Our operating expenses for the six months ended June 30, 2011 consisted of cost of sales of $50,447, general and administrative expenses of $102,024, salaries and commissions of $18,866, and professional fees of $35,689.  Our total operating expenses for the six month period was $207,026, or 289% of revenues.

Operating Loss

Our operating loss was $689,783 for the six months ended June 30, 2012, compared to $135,427 for the six months ended June 30, 2011.  Our operating loss increased significantly as compared to the same period last year because our operations were new in 2011 and we were not incurring expenses at the same magnitude as in 2012.

Other Expense

We had other expense of ($127,620) for the six months ended June 30, 2012, consisting of derivative gains of $49,418 and interest expense of ($177,038), compared to ($3,764) for the six months ended June 30, 2011, consisting entirely of interest expense.  Derivative gains relate to the fair market value of convertible debt.

Net Loss

Our net loss for the six months ended June 30, 2012 was $817,403, compared to $139,191 for the six months ended June 30, 2011.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, and debt service.  Our principal source of liquidity as of June 30, 2012 consisted of cash of $8,545.  We expect that working capital requirements and inventory will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2012 and December 31, 2011, respectively, are as follows:

	June 30,	December 31,
	2012	2011	Change

Cash	$8,545	$38,658	$30,113
Total Current Assets	1,194,636	274,919	919,717
Total Assets	1,258,706	304,602	954,104
Total Current Liabilities	816,318	674,351	141,967
Total Liabilities	2,350,168	674,351	1,675,817

Our cash decreased from $38,658 as of December 31, 2011 to $8,545 as of June 30, 2012 as a result of money we invested in our increasing operations.  Total current assets increased by $919,717 because of an increase in accounts receivable from $211,549 to $705,190, inventory from $12,144 to $31,300, and prepaid expenses and other current assets from $12,568 to $449,601.  Prepaid expenses are primarily advertising contracts to promote our Clotamin product.  These same increases were primarily responsible for our increase in total assets.

Cash Requirements

We had cash available as of June 30, 2012 of $8,545.  Based on our current revenues, cash on hand, and our current net monthly burn rate, we will need to continue to raise money from the issuance of convertible debt to fund operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was ($1,555,023) for the six months ended June 30, 2012, compared to net cash provided by operating activities of $90,262 for the six months ended June 30, 2011.  The increase in net cash used in operating activities a result of increased operations.

For the six months ended June 30, 2012, our net cash used in operating activities consisted primarily of our net loss of $817,403, changes in prepaid expenses and other current assets of $437,033, changes in accounts receivable of $493,641 offset primarily by accretion of debt discount of $133,268 and changes in accounts payable and accrued liabilities of $138,933.

Investments

Our net cash used in investing activities was $49,769 for the six months ended June 30, 2012, compared to $42,156 for the six months ended June 30, 2011.  For both periods our net cash used in investing activities consisted entirely of the purchase of property and equipment.

Financing

Our net cash provided by financing activities was $1,574,679 for the six months ended June 30, 2012, compared to ($2,899) for the six months ended June 30, 2011.

For the six months ended June 30, 2012, our net cash provided by financing activities consisted of proceeds from convertible debt of $1,450,000 and net proceeds from lines of credit of $124,679.

Off-balance sheet arrangements

As of June 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

ITEM 4

Controls and Procedures

(a)

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending June 30, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(d)

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2012, we entered into a Convertible Promissory Note in the principal amount up to $700,000.  The note evidences mutually agreed upon draw downs between the holder and us.  The note bears interest at the rate of 10% per annum, and is convertible into our common stock, at the election of the Holder, at a conversion price equal to 80% of three day average closing bid price of our common stock prior to the conversion.  On May 10, 2012, we entered into a First Amendment to Convertible Promissory Note, increasing the principal amount up to $1,275,000.  As of May 11, 2012, the outstanding principal balance under the Note is $1,050,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the investor was accredited, familiar with our operations, and there was no solicitation.

ITEM 3

Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4

Mine Safety Disclosures

Not applicable.

ITEM 5

Other Information

There have been no events which are required to be reported under this Item.

ITEM 6

Exhibits

(a)

Exhibits

3.1 (1)	Articles of Incorporation of Sunpeaks Ventures, Inc.
3.2 (2)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.
3.3 (1)	Bylaws of Sunpeaks Ventures, Inc.
10.1 (3)	Settlement Agreement with Scott Beaudette dated February 13, 2012
10.2 (3)	Share Exchange Agreement with HDS
10.3 (3)	Management Agreement with Mackie Barch
10.4 (3)	Lease Agreement
10.5 (4)	Settlement Agreement with Whetu, Inc. dated February 13, 2012
10.6 (4)	Promissory Note with Eagle Bank for $200,000 dated August 4, 2011
10.7 (4)	Amended and Restated Acquisition Agreement with Global Nutritional Research, LLC dated July 2011
10.8 (4)	Agreement between Global Nutritional Research , LLC and National Community Pharmacists Association (NCPA) dated April 27, 2010
10.9 (4)	Business Proposal between Global Nutritional Research, LLC and Safe Chain Solutions
10.10 (5)	Paul Silas Endorsement Agreement, dated March 8, 2012.
10.11	Sunpeaks Ventures, Inc. Convertible Promissory Note issued to Lysander Overseas, Inc. dated April 5, 2012
10.12 (6)	First Amendment to Sunpeaks Ventures, Inc. Convertible Promissory Note to Lysander Overseas, Inc. dated May 10, 2012
10.13	Pass-Through Sponsorship Letter Agreement with TrailBlazers, Inc. dated April 5, 2012
10.14	Binding Letter of Commitment with Philadelphia Soul dated April 24, 2012
10.15	Advertising and Promotion Agreement with New Cardinals Stadium, LLC and Arizona Football Club, LLC dated April 11, 2012
10.16	Binding Letter of Commitment with Sovereign Talent Group, Inc. dated April 19, 2012
10.17	Binding Letter of Commitment with Dayton Professional Baseball Club, LLC dated April 18, 2012
10.18	Agreement with CBS Radio, Inc. dated April 26, 2012
10.19	Agreement with Pulse Advertising, LLC dated May 2, 2012
10.20	Marketing and Sponsorship Agreement with Hurricane Sports Properties, LLC dated May 1, 2012
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
100.INS	XBRL Instance Document
100.SCH	XBRL Schema Document
100.CAL	XBRL Calculation Linkbase Document
100.DEF	XBRL Definition Linkbase Document
100.LAB	XBRL Lables Linkbase Document
100.PRE	XBRL Presentation Linkbase Document

(1)

Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on September 18, 2009.

(2)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 4, 2011.

(3)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 17, 2012.

(4)

Incorporated by reference from our Amended Current Report on Form 8-K/A filed with the Commission on July 27, 2012.

(5)

Incorporated by reference from our Amended Current Report on Form 8-K/A filed with the Commission on August 3, 2012.

(6)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 16, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunpeaks Ventures, Inc.

Dated: August 14, 2012	/s/ Mackie Barch
By: Mackie Barch
Its: President and Chief Executive Officer