Form 10-Q/A
period 2012-06-30
SUNPEAKS VENTURES, INC.
filed 2012-09-14
CIK 1470915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Sunpeaks Ventures, Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

ITEM 6

Exhibits

(a)

Exhibits

3.1 (1)	Articles of Incorporation of Sunpeaks Ventures, Inc.
3.2 (2)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.
3.3 (1)	Bylaws of Sunpeaks Ventures, Inc.
10.1 (3)	Settlement Agreement with Scott Beaudette dated February 13, 2012
10.2 (3)	Share Exchange Agreement with HDS
10.3 (3)	Management Agreement with Mackie Barch
10.4 (3)	Lease Agreement
10.5 (4)	Settlement Agreement with Whetu, Inc. dated February 13, 2012
10.6 (4)	Promissory Note with Eagle Bank for $200,000 dated August 4, 2011
10.7 (4)	Amended and Restated Acquisition Agreement with Global Nutritional Research, LLC dated July 2011
10.8 (4)	Agreement between Global Nutritional Research , LLC and National Community Pharmacists Association (NCPA) dated April 27, 2010
10.9 (4)	Business Proposal between Global Nutritional Research, LLC and Safe Chain Solutions
10.10 (5)	Paul Silas Endorsement Agreement, dated March 8, 2012.
10.11 (7)	Sunpeaks Ventures, Inc. Convertible Promissory Note issued to Lysander Overseas, Inc. dated April 5, 2012
10.12 (6)	First Amendment to Sunpeaks Ventures, Inc. Convertible Promissory Note to Lysander Overseas, Inc. dated May 10, 2012
10.13 (7)	Pass-Through Sponsorship Letter Agreement with TrailBlazers, Inc. dated April 5, 2012
10.14 (7)	Binding Letter of Commitment with Philadelphia Soul dated April 24, 2012
10.15 (7)	Advertising and Promotion Agreement with New Cardinals Stadium, LLC and Arizona Football Club, LLC dated April 11, 2012
10.16 (7)	Binding Letter of Commitment with Sovereign Talent Group, Inc. dated April 19, 2012
10.17 (7)	Binding Letter of Commitment with Dayton Professional Baseball Club, LLC dated April 18, 2012
10.18 (7)	Agreement with CBS Radio, Inc. dated April 26, 2012
10.19 (7)	Agreement with Pulse Advertising, LLC dated May 2, 2012
10.20 (7)	Marketing and Sponsorship Agreement with Hurricane Sports Properties, LLC dated May 1, 2012
31.1 (7)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 (7)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 (7)	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (7)	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
100.INS	XBRL Instance Document
100.SCH	XBRL Schema Document
100.CAL	XBRL Calculation Linkbase Document
100.DEF	XBRL Definition Linkbase Document
100.LAB	XBRL Lables Linkbase Document
100.PRE	XBRL Presentation Linkbase Document

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

(5)

Incorporated by reference from our Amended Current Report on Form 8-K/A filed with the Commission on August 3, 2012.

(6)

Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 16, 2012

(7)

Incorporated by reference from our Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the Commission on August 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunpeaks Ventures, Inc.

Dated: September 13, 2012	/s/ Mackie Barch
By: Mackie Barch
Its: President and Chief Executive Officer

4