Form 10-Q/A
period 2012-06-30
SUNPEAKS VENTURES, INC.
filed 2012-11-02
CIK 1470915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

Amendment No. 2

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54523

SUNPEAKS VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-0777112 (I.R.S. Employer Identification No.)
9337 Fraser Avenue Silver Spring, MD (Address of principal executive offices)	20910 (Zip Code)

Registrant’s telephone number, including area code    (204) 898-8160

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 7, 2012, there were 370,500,750 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), to amend and restate in its entirety, Item 1 “Legal Proceedings” of Part II.  No other changes have been made to the Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1

Legal Proceedings

On May 1, 2012, we filed a complaint against Deal Flow Media, Inc., et al. in the Circuit Court for Montgomery County, Maryland. In the complaint, we allege a series of false, defamatory and malicious statements were published by the Defendants in an attempt to cause harm to the Company.  The basis of our claims relate to what we believe was a deliberate campaign by Deal Flow to cause serious injury to our reputation and business interests, including, spreading false and defamatory information to our actual and prospective business partners, and announcing international business deals with companies that did not exist.  Deal Flow disseminated this false and defamatory information about the company in emails, articles, and telephone calls that we believe were received and understood by some of our business partners and others to mean that we were engaged in illegal activity and were not a legitimate company.  Our complaint seeks $2,000,000.00 in damages in addition to statutory damages, punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper.

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

Sunpeaks Ventures, Inc.

Dated: October 25, 2012	/s/ Mackie Barch
By: Mackie Barch
Its: President and Chief Executive Officer

5