Form 10-Q
period 2012-09-30
SUNPEAKS VENTURES, INC.
filed 2012-11-14
CIK 1470915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-54523

SUNPEAKS VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-077112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9337 Fraser Avenue Silver Spring, MD	20910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (204) 898-8160

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐ No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 7, 2012, there were 373,549,531 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1  Financial Statements

SUNPEAKS VENTURES, INC.

Condensed Consolidated Financial Statements (Unaudited)

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS

Current Assets
Cash	$44,593	$38,658
Accounts receivable	445,281	211,549
Inventory	33,625	12,144
Prepaid expenses and other current assets	228,081	12,568
Total Current Assets	751,580	274,919

Property and equipment, net of accumulated depreciation of $52,189 and $27,237	93,921	29,683

Total Assets	$845,501	$304,602

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$541,609	$97,606
Line of credit	257,404	200,000
Due to related parties	223,215	376,745
Total Current Liabilities	1,022,228	674,351

Convertible debt, net	429,590	-
Embedded conversion derivative liabilities	1,520,394	-
Total liabilities	2,972,212	674,351

Commitments and contingencies		-

Stockholders’ Deficit
Preferred stock; Series A $0.001 par value; 25,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Common stock $0.001 par value; 550,000,000 shares authorized; 370,500,750 and 200,000,000 shares issued and outstanding	370,501	200,000
Additional paid in capital	(268,750)	(196,134)
Accumulated deficit	(2,231,462)	(376,615)
Total Stockholders’ Deficit	(2,126,711)	(369,749)

Total Liabilities and Stockholders’ Deficit	$845,501	$304,602

The accompanying notes are an integral part of these consolidated financial statements

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$1,780,716	$188,692	$3,057,537	$182,920
Revenues, Related Party	-	39,639	188,710	117,010
Cost of Sales	(1,531,824)	(159,383)	(2,174,795)	(209,830)
Gross Profit	248,892	68,948	1,071,452	90,100

Operating Expenses
General and administrative	361,052	92,234	1,126,837	194,258
Salaries and commissions	265,960	58,454	679,022	77,320
Professional fees	195,885	76,832	529,381	112,521
Total Operating Expenses	822,897	227,520	2,335,240	384,099

Operating Loss	(574,005)	(158,572)	(1,263,788)	(293,999)

Other Expenses
Derivative losses	(377,685)	-	(328,267)	-
Interest expense	(85,754)	(538)	(262,792)	(4,302)
Total Other Expenses	(463,439)	(538)	(591,059)	(4,302)

Net Loss	$(1,037,444)	$(159,110)	$(1,854,847)	$(298,301)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding –basic and diluted	370,500,750	200,000,000	347,318,148	200,000,000

The accompanying notes are an integral part of these consolidated financial statements.

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	3,000,000	$3,000	200,000,000	$200,000	$(196,134)	$(376,615)	$(369,749)

Effect of reverse merger	-	-	220,500,750	220,501	(220,501)	-	-
Cancellation of shares	-	-	(50,000,000)	(50,000)	50,000	-	-
Imputed interest expense on advances from related party	-	-	-	-	7,303	-	5,108
Forgiveness of shareholder debt	-	-	-	-	90,582	-	90,582
Net loss	-	-	-	-	-	(1,854,847)	(1,854,847)
Balance, September 30, 2012	3,000,000	$3,000	370,500,750	$370,501	$(268,750)	$(2,231,462)	$(2,126,711)

The accompanying notes are an integral part of these consolidated financial statements

SUNPEAKS VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net loss	$(1,854,847)	$(171,163)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Imputed interest on advances from related party	7,303	-
Accretion of debt discount	171,717	-
Change in fair value of embedded conversion derivative liabilities	328,267	-
Depreciation	24,952	16,651
Changes in operating assets and liabilities:
Accounts receivable	(233,732)	(75,619)
Inventory	(21,481)	43,622
Prepaid expenses and other current assets	(215,513)	(2,562)
Accounts payable and accrued liabilities	444,003	176,554
Due to related parties	(62,948)	74,505
Net Cash (Used in) Provided by Operating Activities	(1,412,279)	61,989

Investing Activities
Purchase of property and equipment	(89,190)	(55,627)
Net Cash Used in Investing Activities	(89,190)	(55,627)

Financing Activities
Net proceeds from convertible debt	1,450,000	-
Net proceeds from lines of credit	57,404	19,351
Net Cash Provided by Financing Activities	1,507,404	19,351

Net Increase in Cash	5,935	25,713
Cash at Beginning of Period	38,658	6,812
Cash at End of Period	$44,593	$32,525

Supplemental Cash Flow Information:
Interest paid	$17,306	$4,302
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Allocation of convertible debt to embedded conversion derivative liabilities	$1,192,127	$-
Forgiveness of note payable – related party	$90,582	$-
Cancellation of shares	$50,000	$-
Effects of reverse merger	$220,501	$-

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

NOTE 2 – LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has a history of incurring net losses and at September 30, 2012 has an accumulated net loss totaling $2,231,462. At September 30, 2012, the Company held cash of $44,593.  These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements were prepared consistent with and should be read in conjunction with the financial statements of HDS for the years ended December 31, 2011 and 2010, and notes thereto included as an exhibit in our Form 8-K/A as filed with the Securities and Exchange Commission (“SEC”) on July 27, 2012.

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

The Company acts as an agent for sales of products on behalf of Healthrite Pharmaceuticals (“Healthrite”), a company wholly owned and controlled by the President, sole owner and Director of the Company. Healthrite is a pharmacy and is therefore prohibited from distributing pharmaceuticals across state lines. During the nine month periods ended September 30, 2012 and 2011, the Company recognized net revenue from sales to Healthrite of $80,758 and $117,010, respectively, based on gross sales of $188,710 and $1,128,588, respectively. During April 2012, the Company’s sales arrangement with Healthrite ceased.  See NOTE 9 for additional discussion.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the time of issuance to be cash equivalents. These investments are carried at cost which approximates fair value. At September 30, 2012 and December 31, 2011, there were no cash equivalents.

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

Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected. At September 30, 2012 and December 31, 2011, the Company’s allowance for doubtful accounts was $0.

Inventory

Inventory is comprised of Clotamin and pharmaceuticals and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At September 30, 2012 and December 31, 2011, the allowance for obsolete or unmarketable inventory was $0, and during the nine month periods ended September 30, 2012 and 2011, the Company recognized no inventory impairments.

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

If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset. No impairments were identified as of September 30, 2012 and December 31, 2011 or during the nine month periods ended September 30, 2012 and 2011.

Debt Discount

Costs incurred with parties who are providing long-term financing, which include the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt. The Company recorded debt discounts attributable to the embedded conversion derivative liabilities related to the convertible debt debentures issued during the nine months ended September 30, 2012.

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

Derivative instruments are recognized as either assets or liabilities and are measured at fair value using the Black Scholes model. The changes in the fair value of derivatives are recognized in earnings.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases and product shipments are included in general and administrative expenses for all periods presented.

Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses for all periods presented. Advertising expenses for the nine month periods ended September 30, 2012 and 2011, were $375,795 and $3,152, respectively.

Concentration of Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Beginning December 31, 2010 through December 31, 2012 all non-interest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage was separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At September 30, 2012 and December 31, 2011, the amounts held in the banks did not exceed the insured limit of $250,000.

During the three months ended September 30, 2012, three vendors accounted for 45%, 19% and 9% of purchases, and during the nine months ended September 30, 2012, three vendors accounted for 46%, 18% and 7% of purchases.  During the three and nine months ended September 30, 2011, one vendor accounted for 68% and 68% of purchases, respectively.

During the three and nine months ended September 30, 2012, one customer accounted for 24% and 33% of sales, respectively.  During the three and nine months ended September 30, 2011, one customer accounted for 59% and 39% of sales, respectively.  At September 30, 2012, one customer accounted for 58% of accounts receivable. At December 31, 2011, no customers accounted for more than 10% of accounts receivable.

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

Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. No common stock equivalents existed at September 30, 2012 and December 31, 2011 or during the three and nine month periods ended September 30, 2012 and 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). For the three and nine month periods ended September 30, 2012 and 2011, the Company had no items representing other comprehensive income or loss.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Subsequent Events

The Company evaluated material events occurring between September 30, 2012 and through the date when the consolidated financial statements were issued.

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

A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. Under recapitalization accounting, the equity of the accounting acquirer, HDS, is presented as the equity of the combined enterprise and the capital stock account of HDS is adjusted to reflect the par value of the outstanding stock of the legal acquirer (Sunpeaks) after giving effect to the number of shares issued in the business combination. Shares retained by Sunpeaks are reflected as an issuance as of the merger date for the historical amount of the net assets of the acquired entity, which in this case is zero, on the accompanying condensed consolidated statement of stockholders’ deficit of 220,500,750 shares, which consists of Sunpeaks shares outstanding at December 31, 2011 of 370,500,750 plus 50,000,000 shares issued by Sunpeaks immediately prior and conjunction with the Merger to settle Sunpeaks’ debt outstanding prior to the Merger date, less 200,000,000 shares cancelled which were held by the former controlling owner of Sunpeaks.

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

NOTE 6 – DEBT

Lines of Credit

The Company has a $200,000 line of credit agreement with a financial institution which bears interest at US prime rate plus 1% per annum, but in no event less than 5.5% (5.5% at September 30, 2012 and December 31, 2011), is due on demand, and is secured by all assets of the Company. As of September 30, 2012 and December 31, 2011, the Company had outstanding balances on the line of credit of $200,000. The Company is currently in good standing and was in good standing at September 30, 2012 and December 31, 211. There are no outstanding debt covenants.

On May 7, 2012, the Company entered into a $500,000 line of credit agreement with a lender which bears interest at a floating per annum rate equal to the greater of (a) the prime rate as published by the Wall Street Journal plus the prime rate increment of 3.5%, or (b) the minimum prime rate of 3.25% plus the prime rate increment of 3.5%.   Advances are limited to 80% of the eligible receivables balance of the Company as determined by the lender.  Advances are repaid through collections on accounts receivable which are remitted directly through lockbox to the lender.  The credit line is secured by all assets of the Company. As of September 30, 2012, the Company had outstanding balances on the line of credit of $57,404. The Company is currently in good standing and was in good standing at September 30, 2012. There are no outstanding debt covenants.

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

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date for $575,000 of the convertible debt issuance. For the remaining $875,000 of debt issuances, the Company allocated $617,127 of the proceeds to the embedded conversion derivative liability. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. During the nine months ended September 30, 2012, the Company recorded aggregate debt discounts of $1,192,127 related to the conversion rights.

The debt discount is accreted to interest expense over the life of the convertible debentures using the effective interest method.  During the three and nine months ended September 30, 2012, the Company recorded interest accretion expense of $50,367 and $171,717 respectively, which is included in interest expense on the accompanying condensed consolidated statement of operations.

NOTE 7 – FAIR VALUE MEASUREMENTS

The following table presents the embedded conversion derivative liabilities, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012.

	Total	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$1,520,394	$-	$-	$1,520,394

The following table reconciles, for the nine months ended September 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded conversion derivative liability, December 31, 2011	$-
Fair value of embedded conversion derivative liabilities at issuance	1,192,127
Loss at issuance	161,100
Loss on fair value adjustments to embedded conversion derivative liabilities	167,167
Balance of embedded conversion derivative liabilities, September 30, 2012	$1,520,394

The fair value of the conversion features are calculated at the time of issuance and the Company records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations. Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to additional paid in capital.

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

Liquidation Preference

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

Conversion Rights

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

1)
If the number of outstanding shares of common stock has been decreased since the initial issuance of the Class A Preferred Shares (or series having conversion rights (by reason of any split, stock dividend, merger, consolidation or other capital change or reorganization affecting the number of outstanding shares of common stock), the number of shares of common stock to be issued on conversion to the holders, or Class A Preferred Shares shall not be adjusted unless by appropriate amendment of this article. If the number of outstanding shares of common stock has been increased since the initial issuance of the Class A Preferred Shares (or series having conversion rights (by reason of any split, stock dividend, merger, consolidation or other capital change or reorganization affecting the number of outstanding shares of common Stock), the number of shares of common stock to be issued on conversion to the holders, or Class A Preferred Shares shall equitably be adjusted by appropriate amendment of this article, and other articles as applicable.

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

Voting Rights

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As discussed in NOTE 3, the Company has a sales arrangement with Healthrite, a specialty pharmacy wholly owned by the Company’s President and Director. Pursuant to the arrangement, Healthrite would purchase pharmaceutical products directly from manufacturers and resells the products to the Company, who then sells the products to customers. The Company acts as an agent in the sales of Healthrite product to customers and recognizes revenue for the net amount retained. During the three and nine month periods ended September 30, 2012, the Company recognized net revenue from sales to Healthrite of $0 and $80,758, respectively, based on gross sales of $0 and $188,710,  respectively.  During the three and nine month periods ended September 30, 2011, the Company recognized net revenue from sales to Healthrite of $39,639 and $117,010, respectively, based on gross sales of $287,262 and $1,128,588, respectively.

At December 31, 2011, the Company owed HealthRite $100,647. During the nine months ended September 30, 2012, the Company repaid $17,065 of the amount owed to HealthRite and the remaining balance of $90,582 was forgiven during June 2012 and recognized as an equity contribution to the Company by the Company’s President and Director. During April 2012, the Company’s sales arrangement with Healthrite ceased.

Additionally, ICAPP, LLC, an entity controlled by Mackie Barch that was originally set up to be a holding company, loaned HDS $998, interest free.  At December 31, 2011, the company owed ICAPP, LLC $998; however, the balance was forgiven during June 2012 and recognized as a equity contribution to the Company by the Company’s President and Director. The Company has never done any business with ICAPP, LLC.

At September 30, 2012 and December 31, 2011, the Company owed $148,215 and $200,100, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $7,303 and $0 on these advances owed during the nine months ended September 30, 2012 and 2011, respectively.

During December 2011, the Company received an advance from a related party of $75,000, and this amount was outstanding as of December 31, 2011 and September 30, 2012.  The advance is unsecured, bears interest at 5.5% and was originally due on June 13, 2012.  On July 6, 2012, the due date was extended to October 13, 2012.  During the nine months ended September 30, 2012 and 2011, the Company recorded interest expense of approximately $2,465 and $0, respectively, on this advance.

NOTE 10 – INCOME TAXES

No provision for federal income taxes has been recognized for the nine months ended September 30, 2012 and 2011 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets and liabilities at September 30, 2012 and December 31, 2011 totaled a net deferred tax asset of approximately $815,944 and $128,049, respectively, and consisted primarily of deferred tax assets resulting from net operating loss carryforwards.  We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. At September 30, 2012, the Company has net operating loss carryforwards totaling approximately $2.3 million for federal income tax purposes, which may be carried forward in varying amounts until the time when they begin to expire in 2029 through 2032, but may be limited in their use due to significant changes in the Company’s ownership.

At September 30, 2012 and December 31, 2011, the Company has no uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

TCA Global Credit Master Fund, LP

Effective on October 11, 2012, we entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) dated as of September 30, 2012 with TCA Global Credit Master Fund, LP,. a Cayman Islands limited partnership. Pursuant to the Agreement, TCA agreed to loan up to $5 million to us for working capital purposes. A total of $700,000 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Promissory Note (the “Revolving Note”), the repayment of which is secured by a Security Agreement executed by us and our wholly-owned subsidiary, Healthcare Distribution Specialists, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA. The initial Revolving Note in the amount of $700,000 is due and payable along with interest thereon on April 11, 2013, and bears interest at the rate of 12% per annum, increasing to 18% per annum upon the occurrence of an event of default.  We also agreed to pay TCA a fee of $150,000, payable in the form of 3,048,781 shares of common stock.

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

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements as of December 31, 2011 their uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate sufficient revenue to fund our operations.  If we are not able to do this we may not be able to continue as an operating company.  At our current revenue and burn rate, our cash on hand will not cover our operating expenses for even the next thirty days.  There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Introduction

Our revenues, including related party revenues, for the three and nine months ended September 30, 2012 were $1,780,716 and $3,246,247, respectively, compared to $228,331 and $299,930, respectively, for the three and nine months ended September 30, 2011.  We had very little operations in the three and nine month periods ended September 30, 2011, and thus comparisons between 2012 and 2011 are dramatic.  Our revenues are generated from the wholesale distribution of hard-to-find drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating (Income) Loss

Our revenues, cost of sales, gross profit, operating expenses, operating loss, other expenses, and net loss for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, are as follows:

	3 Months Ended September 30, 2012	9 Months Ended September 30, 2012	3 Months Ended September 30, 2011	9 Months Ended September 30, 2011

Revenue	$1,780,716	3,057,537	$188,692	182,920
Revenues, related party	-	188,710	39,639	117,010
Cost of Sales	(1,531,824)	(2,174,795)	(159,383)	(209,830)
Gross Profit	$248,892	1,071,452	$68,948	90,100

Operating Expenses:
General and Administrative	$361,052	1,126,837	$92,234	194,258
Salaries and commissions	265,960	679,022	58,454	77,320
Professional fees	195,885	529,381	76,832	112,521
Total Operating Expenses	$822,897	2,335,240	$227,520	384,099

Operating Loss	$(574,005)	(1,263,788)	$(158,572)	(293,999)

Other Expenses:
Derivative losses	$(377,685)	(328,267)	$-	-
Interest expense	(85,754)	(262,792)	(538)	(4,302)
Total Other Expenses	$(463,439)	(591,059)	$(538)	(4,302)

Net Income (Loss)	$(1,037,444)	(1,854,847)	$(159,110)	(298,301)

Revenues

For the three and nine months ended September 30, 2012, we had revenues, including related party revenues, of $1,780,716 and $3,246,247, respectively, compared to $228,331 and $299,930, respectively, for the three and nine months ended September 30, 2011.  This significant increase in revenues was primarily due to an increase in our sales of hard-to-find drugs, which was largely a result of additional licenses we received in 2011 and 2012.  As of September 30, 2011, we had licenses to sell drugs in one state.  As of September 30, 2012 we had licenses to sell drugs in 39 states.  The more states we can sell into the greater number of purchasers, such as clinics, hospitals, etc. that we can access.  For example, as of September 30, 2011, we had approximately 50 different entities to which we sold drugs, compared to approximately 642 different entities as of September 30, 2012.  By December 31, 2012, we expect to have licenses in approximately 40-45 states, which should lead to a continued increase in sales in 2012 and 2013.  We report revenues from sales of our hard-to-find drugs and Clotamin in one business segment.  Related party revenues are sales to Healthrite Pharmaceuticals, a company wholly-owned and controlled by our sole officer and director.

Cost of Sales and Gross Profit

For the three and nine months ended September 30, 2012, our cost of sales was $1,531,824 (86% of revenues) and $2,174,795 (67% of revenues), respectively, compared to $159,383 (70% of revenues) and $209,830 (70% of revenues), respectively, for the three and nine months ended September 30, 2011.  In 2012, our cost of sales as a percentage of revenues was higher for the three months ended September 30, as compared to the nine months ended September 30, because of a larger percentage of sales made at lower margins during the third quarter as compared to year to date.

Operating Expenses

Operating Expenses for 2012

Our total operating expenses of $822,897 for the three months ended September 30, 2012 consisted of general and administrative expenses of $361,052 (44% of the total operating expenses), salaries and commissions of $265,960 (32% of the total operating expenses), and professional fees of $195,885 (24% of the total operating expenses).  Our total operating expenses was 46% of our revenues for the period.

Our total operating expenses of $2,335,240 for the nine months ended September 30, 2012 consisted of general and administrative expenses of $1,126,837 (48% of the total operating expenses), salaries and commissions of $679,022 (29% of the total operating expenses), and professional fees of $529,381 (23% of the total operating expenses).  Our total operating expenses was 72% of our revenues for the period.

Our total operating expenses for the nine months ended September 30, 2012 was a significantly higher percentage of our revenues as compared to the three months ended September 30, 2012 (72% versus 46%) because of non-recurring expenses associated with going public along with one time advertising expenses and stocking fees.

Operating Expenses for 2011

Our total operating expenses of $227,520 for the three months ended September 30, 2011 consisted of general and administrative expenses of $92,234 (41% of the total operating expenses), salaries and commissions of $58,454 (26% of the total operating expenses), and professional fees of $76,832 (34% of the total operating expenses).  Our total operating expenses was 99% of our revenues for the period.

Our total operating expenses of $384,099 for the nine months ended September 30, 2011 consisted of general and administrative expenses of $194,258 (51% of the total operating expenses), salaries and commissions of $77,320 (20% of the total operating expenses), and professional fees of $112,521 (29% of the total operating expenses).  Our total operating expenses was 128% of our revenues for the period.

Because our operations were new, our revenues were low, and we were not getting the benefit of any economies of scale, we do not believe that our operating expenses for 2011 are indicative of our financial performance going forward.

Operating Loss

For the three and nine months ended September 30, 2012, our operating loss was $574,005 and $1,263,788, respectively, compared to $158,572 and $293,999, respectively, for the three and nine months ended September 30, 2011.  Our operating loss increased significantly in each period as compared to the same period last year because our operations were new in 2011 and we were not incurring expenses at the same magnitude as in 2012.

Other Expenses

Other Expenses for 2012

Our total other expenses of $463,439 for the three months ended September 30, 2012 consisted of derivative losses of $377,685 and interest expense of $85,754.  Our total other expenses of $591,059 for the nine months ended September 30, 2012 consisted of derivative losses of $328,267 and interest expense of $262,792, both of which are non-operating expenses.

Other Expenses for 2011

Our total other expenses of $538 for the three months ended September 30, 2011 consisted entirely of interest expense.  Our total other expenses of $4,302 for the nine months ended September 30, 2011 also consisted entirely of interest expense.

Net Loss

For the three and nine months ended September 30, 2012, our net loss was $1,037,444 and $1,854,847, respectively, compared to $159,110 and $298,301, respectively, for the three and nine months ended September 30, 2011.

For the nine months ended September 30, 2012, after adjusting for derivative losses of $328,267, interest expense of $262,792, and other non-recurring expenses such as $196,880 associated with going public, and $535,980 of advertising and slotting fees, our recurring net loss was approximately $530,928.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, and debt service.  Our principal source of liquidity as of September 30, 2012 consisted of cash of $44,593.  We expect that working capital requirements and debt service will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.  Management’s plan to meet our operating expenses is through equity and/or debt financing.  However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2012 and December 31, 2011, respectively, are as follows:

	September 30,	December 31,
	2012	2011	Change

Cash	$44,593	$38,658	$5,935
Total Current Assets	751,580	274,919	476,661
Total Assets	845,501	304,602	540,899
Total Current Liabilities	1,022,228	674,351	347,877
Total Liabilities	2,972,212	674,351	2,297,861

Our cash increased slightly from $38,658 as of December 31, 2011 to $44,593 as of September 30, 2012 from the proceeds of convertible debt.  Total current assets increased by $476,661, from $274,919 as of December 31, 2011 to $751,580 as of September 30, 2012, primarily because of an increase in accounts receivable of $233,732 and an increase in prepaid expenses and other current assets of $215,513.  Prepaid expenses are primarily advertising contracts to promote our Clotamin product.  These same increases were primarily responsible for our increase in total assets.

Cash Requirements

We had cash available as of September 30, 2012 of $44,593.  Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $150,000, we will need to continue to raise money from the issuance of equity and/or convertible debt to fund operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was ($1,412,279) for the nine months ended September 30, 2012, compared to net cash provided by operating activities of $61,989 for the nine months ended September 30, 2011.  This increase is a result of increased operations as described earlier.

For the nine months ended September 30, 2012, our net cash used in operating activities consisted primarily of our net loss of $1,854,847, offset by an accretion of debt discount of $171,717, change in fair value of embedded conversion derivative liabilities of $328,267, plus a decrease in accounts receivable of $233,732, decrease in prepaid expenses and other current assets of $215,513, and an increase in accounts payable and accrued liabilities of $444,003.

Investments

Our net cash used in investing activities was $89,190 for the nine months ended September 30, 2012, compared to $55,627 for the nine months ended September 30, 2011.  For both periods our net cash used in investing activities consisted entirely of the purchase of property and equipment.

Financing

Our net cash provided by financing activities was $1,507,404 for the nine months ended September 30, 2012, compared to $19,351 for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, our net cash provided by financing activities consisted of proceeds from convertible debt of $1,450,000 and net proceeds from lines of credit of $57,404.

Off-balance sheet arrangements

As of September 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

ITEM 4  Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1  Legal Proceedings

We do not have any material updates to report on our pending litigation.

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

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

There have been no events which are required to be reported under this Item.

ITEM 6   Exhibits

(a)           Exhibits

2.1 (3)	Share Exchange Agreement with HDS

3.1 (1)	Articles of Incorporation of Sunpeaks Ventures, Inc.

3.2 (2)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.

3.3 (1)	Bylaws of Sunpeaks Ventures, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Lables Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
_____________
(1)	Incorporated by reference from our Registration Statement on Form S-1, filed with the Commission on September 18, 2009.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 4, 2011.

(3)	Incorporated by reference from Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on February 17, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunpeaks Ventures, Inc.

Dated: November 14, 2012	By:	/s/ Mackie Barch
Mackie Barch
President and Chief Executive Officer