Form 10-K
period 2012-12-31
Pharmagen, Inc.
filed 2013-04-01
CIK 1470915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-54523

Pharmagen, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-077112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9337 Fraser Avenue Silver Spring, MD	20910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (204) 898-8160

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $6,143,599 based on the closing price of $0.0391 on June 29, 2012.  The voting stock held by non-affiliates on March 27, 2013 consisted of 157,125,288 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐   No ☐

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 27, 2013, there were 381,125,288 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

PHARMAGEN, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

History

Pharmagen, Inc. was formed in the State of Nevada on June 25, 2009 as Sunpeaks Ventures, Inc.

On February 13, 2012, we entered into the Share Exchange Agreement with Healthcare Distribution Specialists, LLC (now known as Pharmagen Distribution, LLC or Pharmagen Distribution) and its members.  Pursuant to the agreement, we acquired one hundred percent (100%) of Pharmagen Distribution in exchange for (i) two hundred million (200,000,000) newly-issued restricted shares of our common stock, and (ii) three million (3,000,000) newly-issued restricted shares of our Class A Preferred Stock.

Recent Name Change

Effective on January 15, 2013, we changed our name from Sunpeaks Ventures, Inc. to Pharmagen, Inc.  This change was to more accurately highlight the pharmaceutical aspect of our business.

Overview

With a multifaceted approach, Pharmagen, Inc. is meeting the demands of the health provider market through dynamic, independent wholesale, compounding/admix, and innovative IT solutions. Nationally focused, we are a dynamic distributor of specialty drugs, compounding and admix pharmacy and producer of OTC branded multivitamins to the healthcare provider market. The Food and Drug Administration continues to see an increasing number of shortages, especially those involving older sterile injectable drugs. We currently function as a total solution provider to hospitals through sterile compounding/admix pharmacy and just-in-time source of supply of products that are hard-to-find due to drug manufacturers’ production shortages. Leveraging our understanding of drug shortages, our long term goal is to become an FDA approved manufacturer of habitually short supply, sterile pharmaceuticals. Through an industry changing, cGMP + ® process, utilizing single-use, modular systems, we intend to be the gold standard of sterile production in the United States.

In addition to pharmaceuticals, we manufacture and distribute OTC branded health supplements.  Our innovative approach to OTC is to create suites of products that are designed to work in conjunction with subscription medications to alleviate side effects or prevent drug interactions.  With an aging population, more Americans than ever are on prescription medication.  We are currently analyzing several OTC products that would allow us to become a powerful OTC player in the multi-billon dollar health supplement market.

All of our operations are conducted through our wholly-owned subsidiaries, Pharmagen Distribution, LLC (formerly known as Healthcare Distribution Specialists, LLC), and Pharmagen Laboratories, Inc. (formerly known as Bryce Rx Laboratories, Inc.).  We have a third wholly-owned subsidiary, Pharmagen Nutriceuticals, Inc., that is not active at this time.

The U.S. Drug Wholesaling Industry

The U.S. drug wholesaling industry is a $300 billion industry1.  In the U.S., the three largest drug wholesalers distribute more than 85% of all prescription drugs2.  The remaining 15% of the market represents a $45 billion distribution market for hard-to-find and specialty pharmaceuticals primarily in the biopharmaceutical arena.  “Hard-to-find” drugs is an industry term for drugs that are in short or limited supply and “specialty” drugs are injectable pharmaceuticals that are used for specific purposes, generally cancer, fertility, and antibiotics.  Hospitals and other facilities that need these hard-to-find and specialty drugs represent the target customer for our drug wholesaling business.

Principal Services and Products

Specialty drugs are difficult and expensive to manufacturer, and there are typically no generic alternatives.  We are a wholesale distributor of over 6,000 of these specialty drugs.  Our Pharmagen Distribution subsidiary currently provides three primary distribution services and owns one OTC product.

Distribution Services

As a distributor, we provide pharmaceuticals to hospitals, acute care facilities, surgery centers and other healthcare practitioners. Theses facilities generally have agreements with primary pharmaceutical providers that provide them with the majority of the drugs they need. However, at times the primary suppliers are either out of a drug or do not carry a particular drug. When this occurs, the facility typically issues a purchase order to companies like us, who then enter the secondary wholesale pharmaceutical market seeking the sought after drug. When we receive a purchase order from a customer, we immediately contact our vendors in the secondary wholesale market to attempt to acquire the drug. When we are successful, we purchase the drugs from the vendors in the secondary wholesale market and then sells the drugs to the facility to fill the purchase order. We do not have formal agreements with the vendors in the secondary wholesale market, instead the transactions are completed on a “one-time” basis through the use of purchase orders.

We also occasionally source and distribute more traditional drugs to our customers, but this does not constitute a material part of our business.

Sourcing and Distribution of Hard-To-Find Pharmaceuticals

Pharmagen Distribution plays the role of special purchasing agent and procurement expediter for its customers.  Pharmagen Distribution contacts various suppliers within the industry supply chain in order to find certain hard-to-find pharmaceuticals and facilitates rapid delivery of such pharmaceuticals, usually within 24 to 48 hours.

________________________
1  2011-12 Economic Report on Pharmaceutical Wholesalers by Adam J. Fein, Ph.D., September 2011.

2  Statement of Adam J. Fein, President, Pembroke Consulting, Inc. to the U.S. House of Representatives Committee on the Judiciary Subcommittee on Intellectual Property, Competition, and the Internet; The Proposed Merger between Express Scripts and Medco, September 20, 2011.

We believe that the hard-to-find segment will grow significantly due to the high projected demand, manufacturing shortages, regional shortages, and the increasing off-label use of biopharmaceutical drugs and their quota-like system of allocation based on equal distribution and not need, which is the way many hard-to-find drugs are allocated to facilities such as hospitals, surgery centers, and acute care facilities.  This quota system creates an imbalance in the market and is the reason many facilities that need hard to find drugs to contact Pharmagen Distribution or companies like Pharmagen Distribution.

Additionally, many hospitals carry a small inventory of hard to find drugs because of the high purchase and carrying costs.  This tight supply chain results in the frequent need by providers to access the hard-to-find market to rebalance supply with demand.  When this happens, hospitals are under timing pressure to obtain the products quickly, often regardless of pricing.

During our fiscal years ended December 31, 2012 and 2011, revenues from sourcing and distribution of hard-to-find pharmaceuticals represented approximately 92% and 97%, respectively, of our total net revenue for those periods.

Pharmagen Laboratories, Inc.

On December 13, 2012, we acquired Bryce Laboratories, Inc., and subsequently changed its name to Pharmagen Laboratories, Inc.  Pharmagen Laboratories specializes in the formulation of drugs that are not otherwise commercially available, require specialized delivery systems, or require dosing changes.  Through Pharmagen Laboratories, we can fill some of our existing customer orders in-house as well as orders from third parties.

Healthrite Pharmaceuticals

Historically, one of our providers of pharmaceuticals was Healthrite Pharmaceuticals, an entity controlled by Mackie Barch, our President and sole director.  Healthrite is a “waiver” pharmacy that purchased certain drugs, which it could sell to our subsidiary, Pharmagen Distribution, for Pharmagen Distribution to resell.  A “waiver” pharmacy is a pharmacy that has a specific purpose and is non-retail (does not sell to the public).  Healthrite was intended for long term care, acute care and other institutional purposes.  During the years ended December 31, 2012 and 2011, Pharmagen Distribution purchased $114,000 and $1.1 million, respectively, of inventory from HealthRite.  Based on these purchases and the subsequent sales of the drugs, during the years ended December 31, 2012 and 2011, Pharmagen Distribution recognized net revenue of $82,000 and $244,897, respectively based on gross sales of $194,000 and $1.4 million, respectively.  During 2010 and for the first half of 2011, we resold the drugs purchased from Healthrite at the same price we purchased them, basically acting as the selling arm of Healthrite.  This was done since we had distribution licenses to sell products in certain states where Healthrite only had a pharmacy license, and it enabled us to get additional name recognition in the industry.  Starting in mid-2011 we began marking up the product we purchased from Healthrite by 25% when we sold the product to third-party purchasers.  Because Healthrite is a related party, and us merely acting as “go between” during 2010 and the first half of 2011, we did not recognize the revenue from the sales of those products, which is the reason our net revenue amount is different then our gross sales amount on our financial statements for those time periods.  However, once we began marking up the product by 25% in mid-2011, we recognized the 25% markup as net revenue from related party on our financial statements.  In early 2012, Healthrite notified us that due to the cost and effort to maintain a pharmaceutical license it has surrendered its pharmaceutical license and will no longer sell pharmaceuticals, effective April 10, 2012.  We do not expect this to have a material impact on our business since we now have our own direct relationship with suppliers and resellers of hard-to-find drugs, but it will allow us to recognize all the revenue from our product sales rather than having a disparity between our gross sales and the net revenue we recognize since we will no longer be sourcing the drugs from a related party.

Sourcing and Distribution of Blood Plasma Derivatives, Specialty Products, Vaccines, and Anti-Infectives

We believe that worldwide demand for plasma derivative products (made from bio-engineered proteins and blood derivates), such as Intravenous Immunoglobulin (IVIG), coagulation factors, and albumin is and will continue to grow strongly due to increased use and emerging medical applications for these drugs. Historically, IVIG was targeted at treatment of auto-immune diseases, but therapies such as treatment for Alzheimer’s and other immune deficiencies are contributing to a significant increase in demand for IVIG. Manufacturers have historically not been able to increase production in time to meet increased demand. Many of these disorders have no cure, and as a result, patients often receive treatment for the symptoms for decades, thereby creating long use cycles for these products.

We distribute products such as plasma derivatives, specialty products, and anti-infectives. Plasma derivatives are used to treat complex and serious medical conditions such as cancer, hemophilia, rheumatoid arthritis, multiple scleroses, blood disorders, hepatitis, and HIV. Specialty products include a wide variety of drugs used to treat respiratory, oncology, cardiovascular, and hormonal syndromes. These specialty products are highly differentiated from traditional pharmaceuticals (oral solids) because they are significantly more costly than traditional pharmaceuticals and often require specialized handling such as refrigeration and tight cold-chain management.

Healthcare providers, despite having primary sources of distribution for these products, routinely encounter shortages that can put patients at risk.  Despite a growing need for these products, hospitals are often unable to increase supply allocations, resulting in market disequilibrium and the need to purchase in the hard-to-find market.

During our fiscal years ended December 31, 2012 and 2011, revenues from sourcing and distribution of blood plasma derivatives, specialty products, vaccines, and anti-infectives represented less than 1% of our total revenue for those periods

Sourcing and Distribution of Select Traditional Pharmaceuticals

Pharmagen Distribution also offers sales of traditional pharmaceutical products to its distribution customers. These products include antibiotics, vaccines, and other oral and injectable pharmaceuticals. These product sales opportunities arise when vendors offer Pharmagen Distribution special pricing or exclusivity on certain product lines.

During our fiscal years ended December 31, 2012 and 2011, revenues from sourcing and distribution of select traditional pharmaceuticals represented less than 1% of our total revenue for those periods.

Clients for our Distribution Services

The primary customers for the pharmaceuticals we distribute are hospitals, acute care facilities, surgery centers and other health practitioners.  We distribute these drugs through common carriers, such as UPS and Federal Express.

Vendors

We purchase our hard-to-find drugs from a wide variety of small vendors depending on the particular hard-to-find drug that is being sought. Our current vendors are small, regional pharmaceutical wholesalers. No one vendor or hard-to-find drug represents a material amount of our revenue or business. Approximately 70% of our purchase orders are for under $1,000 each, so our business is a volume business and not reliant on one or even a few vendors or drugs. The transactions with our vendors work as follows: when we need a hard-to-find drug we issue a purchase order that contains the drug name and quantity sought for the particular hard-to-find drug we are seeking. We typically hear back from vendors regarding the availability, timing and pricing within one day and we may hear from more than one vendor in response to our purchase order request. We typically receive the drugs from the vendor the same day or the next day with payment terms typically anywhere from net 5 days to net 20 days, and averaging about net 15 days. We then sell the drugs to the purchaser (typically a hospital, but could be other type of medical clinic) within one to two days, and on payment terms that are normally net 30 days. There are no other terms regarding our transactions with vendors other than the name, amount and purchase price for the drugs. If one vendor cannot perform as expected we can normally find a replacement vendor for the purchase order on the same day or the next day. We also only rarely have payment issues with our end customer (typically hospitals, medical clinics, etc.).

Clotamin – a Multivitamin for Patients on Blood Thinners

Pharmagen Distribution owns 100% of the rights, title, and interest to Clotamin, an OTC multivitamin for patients on Warfarin.  Pharmagen Distribution, through its predecessor, introduced Clotamin in early 2008 to answer an unmet need for patients on anticoagulants (popularly referred to as “blood thinners”), such as Warfarin and related 4-hydroxycoumarin-containing molecules.

Patients on such blood thinners are primarily impacted by their Potassium (K+) level, and to a lesser degree their vitamin A, D, and E levels, and are therefore cautioned to monitor their intake of these vitamins.  The patient’s International Normalized Ratio (INR) can be raised or lowered based upon the amount of available Potassium (vitamin K), which can cause either excessive bleeding or clotting, respectively.

Clotamin is the first multivitamin in the commercial market that is manufactured without vitamin K and with reduced amounts of A, D, and E, specifically to respond to the multivitamin needs of patients on Warfarin.

On August 1, 2011, Pharmagen Distribution acquired the rights to Clotamin through a purchase agreement with Global Nutritional Research, LLC (GNR), an entity controlled by Mr. Justin Barch, the brother of Mackie Barch, our President and sole director.

Clotamin is manufactured for us by a third party manufacturer. We do not have a written agreement with the manufacturer, but instead issue purchase orders when we need product and the manufacturer fills the order. During the years ended December 31, 2012 and 2011 we purchased approximately $188,000 and $zero, respectively, of Clotamin from this manufacturer. Our Clotamin product inventory is housed at a third-party warehouse facility located in Maryland that is a logistics company and stores the packaged product for us and then ships to the purchaser when requested by us. When we receive orders for Clotamin, the warehouse facility we utilize ships the product directly to the customer.

During our fiscal years ended December 31, 2012 and 2011, revenues from sales of Clotamin represented approximately 8% and less than 1%, respectively, of our total revenue for those periods.  As a result of several marketing agreements, primarily through Walgreens and associated parties, we anticipate that sales of Clotamin will increase in 2013.

Competition

Sourcing and Distribution Services

We have a range of competitors including specialized subsidiaries of the traditional distributors and other independent specialty distributors. Most of this competition comes in the form of other independent distributors such as Novis, Atlantic, and Jace. These companies compete on the basis of the states in which they are licensed or certified to conduct business, their access to specialty products, their customer care and service, the product distribution agreements they have secured, and the cost of specialty products. There are many barriers to enter the independent specialist market, including obtaining federal and state licenses and various accreditations, establishing credibility with customers, building a network of manufacturers and vendors, having a high level of operational and logistic expertise, as well as the specialized information technology required. Many of our competitors are more established then we are and have greater financial resources than we do.

The primary sales process is outbound telemarketing, and is aimed at generating repeat business from customers while becoming their “go-to” resource for hard-to-find biopharmaceuticals.  The sales model is based on low costs and high productivity and has successfully driven new account acquisition and repeat business.  Since June 2011, Pharmagen Distribution has distributed products to a rapidly growing customer base of more than 150 unique customers.

Our sales representatives typically make an average of 100 calls per day to assess the needs of current and prospective customers. Each sales rep is accountable for building and maintaining individual relationships with customers. Product knowledge and high-touch customer service is required to gain customer trust and maintain customer satisfaction. Due to our systematic approach to order fulfillment, management estimates a 99% on-time delivery success rate.

Currently, Pharmagen Distribution is several steps removed from the manufacturers in the value chain, resulting in higher costs and the inability to carry certain products. To limit this effect, we have begun establishing direct sourcing relationships with manufacturers. These relationships will enable us to significantly reduce our sourcing costs and have access to a wider line of products. Further, we believe that developing direct sourcing will provide reduced sourcing costs and improved margins for our main product lines, and an increase in the size of the product portfolio. We may be able to direct source our products by partnering with specialty pharmacies and purchasing product directly from them. We believe that by adding specialty pharmacy capabilities to the business model, we will be in a superior cost position with stronger access to new product lines.

Clotamin

Since 2008, Clotamin has attracted retail customers through its website, www.clotamin.com, and is offered for sale in pharmacies nationwide.  In terms of distribution, Clotamin is available from all the major regional wholesalers, including: Walgreens, Dik Drug Co., H.D. Smith, Miami-Luken, N.C. Mutual Wholesale Drug Co, Prescription Supply, Inc, Rochester Drug Cooperative, Smith Drug Company, Valley Wholesale Drug Company, and Value Drug Company.  Pharmagen Distribution plans on leveraging its sales staff to grow the brand in hospitals and pharmacies.

While we are the only seller of Clotamin in the industry, there are other drug manufacturers and wholesalers with similar products (although to our knowledge, there is not another product specifically designed for people on blood thinners).  Many of these competitors are more established then we are and have greater financial resources then we do.

Government Approvals and Regulations

Sourcing and Distribution Services

Pharmagen Distribution is currently licensed to distribute pharmaceuticals in 40 states.  We currently do not have any federal licenses for our sourcing and distribution services, but at some point we may apply for a license from the Drug Enforcement Agency in order to source and distribute controlled substances.

Clotamin

FDA

Clotamin is an Over-the-Counter Dietary Supplement, and as a result the U.S. Food and Drug Administration (FDA) does not need to provide regulatory approval before it can be sold and marketed.  Unlike drug products, there are no provisions in the law for the FDA to “approve” dietary supplements for safety or effectiveness before they reach the consumer.  Once a dietary supplement is marketed, the FDA has to prove that the product is not safe in order to restrict its use or remove it from the market.

The FDA is also responsible for safety and labeling of dietary supplements.  According to FDA guidelines, ingredients that were sold in the US prior to October 15, 1994 are not required to be reviewed for safety by the FDA before being marketed.  All the ingredients in Clotamin were sold prior to this date, and therefore do not require FDA review.

According to FDA guidelines, any health claims or nutrient content claims for products require FDA approval. Structure-function claims do not require FDA approval, but must be accompanied by the following disclaimer on the label: “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent disease.” All of the claims made for Clotamin are structure-function claims and therefore do not require FDA approval, and the Clotamin label has the appropriate disclaimer.

FTC

The Federal Trade Commission (FTC) requires Dietary Supplement claims of safety and efficacy to be supported by, “competent and reliable scientific evidence.”  Clotamin does not make any safety or efficacy claims.

DEA

The Drug Enforcement Agency (DEA) regulates controlled substances.  Currently we do not deal in drugs that are considered controlled substances, but we may at some in the future.

HHS

The United States Department of Health and Human Services (HHS) is the United States government’s principal agency for protecting the health of all Americans and provides essential human services, especially for those who are least able to help themselves.  One of the purposes of HHS is to get involved in the pharmaceutical marketplace in the event of a drug shortage or to require drug stockpiling.  If the HHS were to take this type of action with respect to products that we distribute, it could affect the market and negatively impact our business.

CMS

The Centers for Medicare and Medicaid Services (CMS) provide health coverage for qualified individuals through Medicare, Medicaid and the Children’s Health Insurance Program.  As a result, CMS plays a role in companies getting reimbursed under the programs it monitors.  For any interactions by us that deal with these programs we would likely have interactions with CMS.  Currently, all drugs we sell are sold in cash transactions, but in the future we could deal with groups using insurance, at which time our ability to get reimbursed from such insurance carriers and/or Medicare, Medicaid, etc., could impact when and how much we get paid for the drugs.

Insurance

We have product liability insurance for all of our OTC and pharmaceutical products.  Pharmagen Distribution, our wholly-owned subsidiary, currently maintains general liability insurance.

Intellectual Property

Our intellectual property portfolio is an important part of our business. We currently have one trademark, with two others pending. We use a combination of trademark, copyright, trade secret and other intellectual property laws, and confidentiality agreements to protect our intellectual property. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot assure you that we will prevail in any intellectual property dispute. If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of the applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party.

We have the following trademarks:

MARK	REG./APP. NO	REG./ APP. DATE	JURISDICTION
Clotamin	3467127	July 15, 2008	United States
Pharmagen	85/794,504 (pending)	December 4, 2012	United States
cGMP+	85/824,724 (pending)	January 17, 2013	United States

Research and Development

During the years ended December 31, 2012 and 2011, we did not spend any money on company-sponsored research and development activities.

Employees

We currently have two full-time employees, our officers Mackie Barch and Eric Clarke.  Our wholly-owned subsidiaries, Pharmagen Distribution and Pharmagen Laboratories, currently have 11 and 14 employees, respectively.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors.  Nonetheless, because this is our first Annual Report after our acquisition of Pharmagen Distribution, we are voluntarily providing risk factors herein.

Any investment in our common stock involves a high degree of risk.  You should consider carefully the following information, together with the other information contained in this annual report, before you decide to buy our common stock.  If one or more of the following events actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected.  In this case, the market price, if any, of our common stock could decline, and you could lose all or part of your investment in our common stock.

We face risks in developing our products and services and eventually bringing them to market.  We also face risks that we will lose some, or all, of our market share in existing businesses to competition, or we risk that our business model becomes obsolete.  The following risks are material risks that we face.  If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

Regulation of our distribution business could impose increased costs or delay the introduction of new products, which could negatively effect our profit margins or prevent us from introducing new products and impact our business.

The healthcare industry is highly regulated.  As a result, we and our suppliers and distributors are subject to various local, state and federal laws and regulations, which include the operating and security standards of the Drug Enforcement Administration (DEA), the Food and Drug Administration (FDA), various state boards of pharmacy, state health departments, the United States Department of Health and Human Services (HHS), Centers for Medicare & Medicaid Services (CMS), and other comparable agencies.  The process and costs of maintaining compliance with such operating and security standards could impose increased costs, delay the introduction of new products and negatively impact our business.  For example, there have been increasing efforts by various levels of government agencies, including state boards of pharmacy and comparable government agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated and/or mislabeled drugs into the pharmaceutical distribution system.  Certain states have adopted or are considering laws and regulations that are intended to protect the integrity of the pharmaceutical distribution system, while other government agencies are currently evaluating their recommendations.  In addition, the U.S. Food and Drug Administration Amendments Act of 2007, which went into effect on October 1, 2007, requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs.  These standards may include any track-and-trace or authentication technologies, such as radio frequency identification devices and other similar technologies.  These tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business, and would have a material adverse impact on our operating expenses and our results of operations.

Our commercial success relating to the sale of Clotamin will depend on our ability to develop and commercialize Clotamin, or any other products developed or acquired by us, without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on not infringing the patents or proprietary rights of third parties.  Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin clinical testing, distribution and marketing of the affected product or products.  If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation.  If any of these actions are successful, we could be required, in addition to any potential liability for damages, to obtain a license to continue to distribute or market the affected product.  Any such license may not be available on acceptable terms or at all.  Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which would harm our business.  We may enter into licensing agreements with third party intellectual property owners for use of their property in connection with our potential products in order to ensure that such third party’s rights are not infringed.

Although we are not aware that any of our intended potential products would materially infringe the rights of others, a claim of infringement may be asserted against us and any such assertion may result in costly litigation or may require us to obtain a license in order to distribute, use, or sell our products.  Third parties may assert infringement claims against us in the future with respect to current or future products.  Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition.  Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

If competitors develop and market products that offer advantages as compared to our product, our commercial opportunities will be limited.

Other companies may have products in development that will compete directly with Clotamin.  If these competitors are able to develop products that are more effective, have fewer side effects, are less expensive or offer other advantages as compared to our product, our commercial opportunities will be limited.  Furthermore, if our competitors commercialize competing products before we do, then our ability to penetrate the market and sell our products may be impaired.  Our competitors also include fully integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions.  Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do.

We may engage in new partnerships and other strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases.  Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments.  Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, which could harm our operations and financial results.

As part of an effort to enter into significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction.  Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction.  If we fail to realize the expected benefits from any transaction we may consummate, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.

Collaborative relationships may lead to disputes and delays in drug development and commercialization.

We may in the future have conflicts with our prospective collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, or the ownership of intellectual property.  If any conflicts arise with prospective collaborators, such collaborators may act in a manner that is adverse to our interests.  Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our partnered drug candidates, and in turn prevent us from generating revenues:

•	unwillingness on the part of a collaborator to pay us research funding, milestone payments or royalties that we believe are due to us under a collaboration;
•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;
•
unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities;

•	slowing or cessation of a collaborator’s development or commercialization efforts with respect to our drug candidates; or
•	litigation or arbitration.

Disruptions in our supply chain or among other companies providing services to us could adversely affect our ability to fill purchase orders, which would have a negative impact on our financial performance.

The failure of a single source in the supply chain would cause only minor delays in our ability to fill purchase orders.  In the event of a supply gap, we would either procure product in the market, if available at a reasonable cost, or work with other sources to formulate the drug in question.  Such fixes to the supply gap would cause delay of shipment and increase costs, both of which would have negative impact on our profitability and our results of operations.

Competition from horizontal and vertical markets involved in pharmaceutical distribution business may erode our profit.

Our distribution arm faces competition, both in price and service, from national, regional, and local full-line, short-line, and specialty wholesalers, service merchandisers, self-warehousing chains, manufacturers engaged in direct distribution, and large payor organizations. In addition, competition exists from various other service providers and from pharmaceutical and other healthcare manufacturers (as well as other potential customers) which may from time to time decide to develop, for their own internal needs, supply management capabilities that would otherwise be provided by us. Price, quality of service and in some cases, convenience to the customer, are generally the principal competitive elements in this segment.

We could suffer reputational and financial damage in the event of product recalls.

In recent years, the U.S. healthcare industry has changed significantly in an effort to reduce costs.  These changes include increased use of managed care, cuts in Medicare and Medicaid reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups.  Some of these changes, such as adverse changes in government funding of healthcare services, legislation or regulations governing the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services.  Changes in the healthcare industry’s or our pharmaceutical suppliers’ pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenues and net income.  Healthcare and public policy trends indicate that the number of generic drugs will increase over the next few years as a result of the expiration of certain drug patents.  While this is expected to be a positive development for us, changes in pricing of certain generic drugs could have a material adverse impact on our revenues and our results of operations.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of operations.  We may not successfully address all of the risks and uncertainties or successfully implement our existing and new products and services.  If we fail to do so, it could materially harm our business and impair the value of our common stock, resulting in a loss to shareholders.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate.  Although we were incorporated in Nevada in 2009, the vast majority of the business that we conduct now was started or acquired in 2012.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, the inability to employ or retain talent, inadequate sales and marketing, and regulatory concerns.  The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce, curtail, or discontinue operations.  No assurance can be given that we can or will ever be successful in our operations and operate profitably.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2012 and 2011 have been prepared under the assumption that we will continue as a going concern for the next twelve months.  Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so.  However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations, or shut down completely.

To date we have relied on cash flow from operations and funding from a small group of investors to fund operations.  We have limited cash liquidity and capital resources.  Our cash on hand as of December 31, 2012 was approximately $320,000.  For the year ended December 31, 2012, our total revenue was approximately $3.9 million, our operating loss was nearly $2.1 million, and our net loss was approximately $2.8 million.

Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, locating and retaining talent, and competing market developments.  Our business model requires that we spend money (primarily on advertising and marketing) in order to generate revenue.  Based on our current financial situation we may have difficulty continuing our operations at their current level, or at all, if we do not raise additional financing in the near future.  Additionally, we would like to continue to acquire assets and operating businesses, which will likely require additional cash.  Although we currently have no specific plans or arrangements for acquisitions or financing, we intend to raise funds through private placements, public offerings or other financings.  Any equity financings would result in dilution to our then-existing stockholders.  Sources of debt financing may result in higher interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we may be required to reduce, curtail, or discontinue operations.  There is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, including primarily Mackie Barch, but also our sales and marketing personnel.  We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas.  Our inability to retain employees and attract and retain sufficient additional employees, and sale and marketing resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The loss of key personnel could limit our ability to develop and market our products.

We hold a limited amount of insurance coverage, and if we were found liable for an uninsured claim, or claim in excess of our insurance limits, we may be forced to expend significant capital to resolve the uninsured claim.

We contract for a limited amount of general liability insurance to cover potential risks and liabilities.  If we decide to obtain additional insurance coverage in the future, it is possible that: (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks.  This could leave us exposed to potential uninsured claims for which we could have to expend significant amounts of capital resources.  Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our operating capital to resolve the uninsured claim.

We may suffer losses from product liability claims.

We may be susceptible to product liability lawsuits from events arising out of the use of Clotamin or the distribution of any other product or products.  If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product.  If we are unable to protect against potential product liability claims, we may be unable to market Clotamin.  A successful product liability claim brought against us may cause us to incur substantial liabilities and, as a result, our business may fail.

Because our officers and director controls a large percentage of our common stock, they have the ability to influence matters affecting our shareholders.

Mackie Barch, one of our officers and director, beneficially controls over 76% of our outstanding voting securities.  As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares.  Because he controls such shares, investors may find it difficult to replace our directors and management if they disagree with the way our business is being operated.  Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.  See “Principal Shareholders.”

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We have, and may in the future, experience rapid growth and development in a relatively short period of time.  The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel and the training of new personnel.  We intend to utilize outsourced resources, and hire additional personnel, in order to manage our expected growth and expansion.  Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

Our industry is characterized by rapid growth and consolidation that may cause us to lose key relationships and intensify competition.

The pharmaceutical industry in general, and the specialty pharmaceutical industry in particular, is constantly undergoing rapid growth and substantial change.  This includes new and frequently changing regulations.  This has resulted in increasing consolidation and formation of strategic relationships.  For example, we recently acquired a lab business.  A cancellation of our relationship with other labs or lab groups that we form a relationship in the future may have a negative impact on the company because it could limit our exposure or the number of vendors or customers with which we come into contact.  We make no assurance that any relationship we have established will continue.

Acquisitions or other consolidating transactions that don’t involve us could nevertheless harm us in a number of ways, including:

•
we could lose strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

•	the relationship between us and the strategic partner may deteriorate and cause an adverse effect on our business;
•	we could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and
•	our current competitors could become stronger, or new competitors could form, from consolidations.

Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share.  Consolidation could also force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property and technology, including both internally developed technology and technology licensed from third parties. To the extent we are able to do so, in order to protect our proprietary rights, we will rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;
•	issued trademarks and registered copyrights may not provide us with any competitive advantages;
•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
•	another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights.  Any such litigation could be very costly and could distract our management from focusing on operating our business.  The existence and/or outcome of any such litigation could harm our business.

Risks Related To Our Common Stock

Our common stock is listed for quotation on the Over the Counter Bulletin Board and the OTCQB Tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the Over the Counter Bulletin Board and the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc.  Broker-dealers often decline to trade in over the counter stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

We are not eligible with the Depository Trust Company to have our common stock traded electronically, which could negatively effect the trading volume in our stock and make it more difficult for investors to resell their shares.

We do not currently have eligibility for our common stock to be electronically transferred between brokerage accounts.  While our shares can still trade manually, clearance for such transactions could take days, which, based on the realities of the marketplace as it exists today, means that manual trades are not a realistic option for companies relying on broker dealers for stock transactions.  If our stock remains non-DTC-eligible, trading volume in our shares may remain very low and prices for our shares may be adversely affected.  There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTCBB and/or we may be forced to discontinue operations.

We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue trading on the Over the Counter Bulletin Board and/or continue as a going concern. These costs include compliance with the Sarbanes-Oxley Act of 2002, which will be difficult given the limited size of our management, and we will have to rely on outside consultants. Accounting controls, in particular, are difficult and can be expensive to comply with.

Our ability to continue trading on the OTCBB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing.  If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCBB and/or we may be forced to discontinue operations.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future.  We do not plan on making any cash distributions in the manner of a dividend or otherwise.  Our Board presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of stockholders.  This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized the issuance of up to 50,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Our Officers and Director are permitted to sell some of their stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Mackie Barch, our Chief Executive Officer, and Eric Clarke, our Chief Financial Officer, through Old Line Partners, LLC, have dispositive power over 100 million shares of our common stock (after giving effect to the conversion of our Class A Preferred Stock). They may be able to sell up to a combined 1% of our outstanding stock (currently approximately 3.81 million shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if either of them is selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

The forward looking statements contained in this annual report may prove incorrect.

This annual report contains certain forward-looking statements, including among others:  (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding distribution; and (iii) our ability to distinguish ourselves from our current and future competitors.  These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Actual results could differ materially from these forward-looking statements.  In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the pharmaceutical industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace.  In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this annual report will, in fact, transpire.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation, and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.  These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this annual report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement.  We are not under any duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results, unless required by law.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that all written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 received within the last 180 days before the end of our last fiscal year have been resolved.

ITEM 2 – PROPERTIES

Our executive offices are currently located at 9337 Fraser Ave, Silver Spring, MD 20910. We currently share office space with our wholly-owned subsidiary, Pharmagen Distribution, pursuant to a one year lease that ends on March 31, 2013 at a rate of $1,828 per month.  The office space is approximately 2,000 square feet of industrial/office space.  The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs.  Additional space may be required as we expand our operations.  We do not foresee any significant difficulties in obtaining any required additional space.  We currently do not own any real property.

Our sales offices are currently located at 2413 Linden Lane, Silver Spring, MD 20910.  We lease approximately 1,500 square feet pursuant to a lease that expires on March 31, 2014 at a rate of $1,878 per month.

Pharmagen Laboratories leases approximately 3,700 square feet of office/warehouse space at 30 Buxton Farms Road, Stamford, CT 06905, pursuant to a lease that expires on March 24, 2017 at a rate of $7,213 per month.

Our Clotamin product inventory is housed at a third-party warehouse facility located in Maryland that is a logistics company and stores the packaged product for us and then ships to the purchaser when requested by us.

ITEM 3 - LEGAL PROCEEDINGS

Deal Flow Media

On May 1, 2012, we filed a complaint against Deal Flow Media, Inc., et al. in the Circuit Court for Montgomery County, Maryland.  In the complaint, we alleged that a series of false, defamatory and malicious statements were published by the Defendants in an attempt to cause harm to the Company.  The basis of our claims related to what we believe was a deliberate campaign by Deal Flow to cause serious injury to our reputation and business interests, including, spreading false and defamatory information to our actual and prospective business partners, and announcing international business deals with companies that did not exist.  Deal Flow disseminated this false and defamatory information about the company in emails, articles, and telephone calls that we believe were received and understood by some of our business partners and others to mean that we were engaged in illegal activity and were not a legitimate company.  Our complaint sought $2,000,000 in damages in addition to statutory damages, punitive damages, attorneys’ fees and costs, and such other relief as the court deems proper.

We entered into confidential settlement agreements with three of the four defendants, and, in accordance with those settlement agreements, dismissed those three defendants from the case on October 11 and November 15, 2012. One of the defendants acknowledged in a sworn affidavit that he had made false statements about the company, and that he had no evidence that we had done anything wrong or were involved in any type of illegal conduct. That defendant has apologized to us for his conduct. Two of the other defendants acknowledged in a sworn affidavit that they did not have any actual knowledge or factual basis to believe that we or our representatives had engaged in any illegal behavior. Those defendants have apologized to us as well.

On or about January 15, 2013, we dismissed without prejudice the remaining defendant.  In court papers, that defendant clarified that it had not previously claimed that we had engaged in illegal conduct, and that its statements in question had been misunderstood.  As a result the matter is now closed.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “PHRX.”  Our stock has traded on the OTCBB since October 25, 2011.  Our common stock only trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2012 and 2011, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2011	First Quarter	$0	$0
	Second Quarter	$0	$0
	Third Quarter	$0	$0
	Fourth Quarter	$0	$0

2012	First Quarter	$1.04	$0
	Second Quarter	$2.40	$0.035
	Third Quarter	$0.088	$0.035
	Fourth Quarter	$0.599	$0.025

2013	First Quarter (through February 28, 2013)	$0.095	$0.025

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 27, 2013, there were 381,125,288 shares of our common stock issued and outstanding and held by 136 holders of record and over 30,000 beneficial owners.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future.  We intend to apply our earnings, if any, in expanding our operations and related activities.  The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2012, our Board of Directors approved the Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan and set aside 40,000,000 shares of our common stock for issuance thereunder.  Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards.  As of December 31, 2012, we have not made any awards under the Plan.

As of December 31, 2012, we had the following options outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	- 0 -	- 0 -	- 0 -
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	- 0 -	- 0 -	- 0 -

Recent Sales of Unregistered Securities

On February 16, 2012, in accordance with the Share Exchange Agreement whereby we acquired Healthcare Distribution Specialists, LLC (now known as Pharmagen Distribution, LLC), we issued 200,000,000 restricted shares of common stock, par value $0.001 per share, and 3,000,000 shares of Class A Preferred Stock, par value $0.001 per share, to Mackie Barch, and 50,000,000 restricted shares of common stock, par value $0.001 per share, to Whetu, Inc.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investors were accredited and had the opportunity to meet with and ask questions of management.

On March 1, 2012, we issued a 10% convertible note in with an original principal amount of $200,000 to one investor.  The Note provides for an interest rate of ten percent (10%) and matures on March 1, 2014.  The Note is convertible into shares of our common stock, par value $0.001, based on a conversion price that is equal to a twenty percent (20%) discount to the average market price over a ten (10) day period immediately prior to the conversion date.  As of December 31, 2012 and March 27, 2013, the outstanding principal balance under the note was $200,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had the opportunity to meet with and ask questions of management.

On April 5, 2012, we entered into a Convertible Promissory Note in the principal amount up to $700,000, payable to TCA Global Credit Master Fund, LP, in connection with a Senior Secured Revolving Credit Facility.  The note evidences mutually agreed upon draw downs between the holder and us.  The note bears interest at the rate of 10% per annum, and is convertible into our common stock, at the election of the Holder, at a conversion price equal to 80% of three day average closing bid price of our common stock prior to the conversion.  On May 10, 2012, we entered into a First Amendment to Convertible Promissory Note, increasing the principal amount up to $1,275,000.  As of December 31, 2012 and March 27, 2013, the outstanding principal balance under the Note was $1.318 million and $1.217 million, respectively.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the investor was accredited, familiar with our operations, and there was no solicitation.

On October 12, 2012, we issued 3,048,781 shares of our common stock, restricted in accordance with Rule 144, to TCA Global Credit Master Fund, LP as a commitment fee in connection with a Senior Secured Revolving Credit Facility.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the investor was accredited, and there was no solicitation in connection with the offering.

On December 12, 2012, we (i) issued 3,030,302 shares of our common stock to TCA Global Credit Master Fund, LP as a commitment fee in connection with a Committed Equity Facility, (ii) issued 4,545,455 shares of our common stock to TCA as a commitment fee in connection with the Senior Secured Revolving Credit Facility, and (iii) committed to issue up to Seven Million Five Hundred Thousand Dollars ($7,500,000) worth of our common stock pursuant to the Committed Equity Facility.  The issuances were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, the investor was accredited, and there was no solicitation in connection with the offering.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Introduction

Our wholly-owned subsidiary, Pharmagen Distribution LLC (“PDS”), was formed in the State of Delaware on September 24, 2008, as Healthcare Distribution Specialists, LLC.  As a result of a Share Exchange Agreement between us and PDS on February 13, 2012, PDS became our wholly-owned subsidiary, but the transaction was accounted for as a reverse merger with PDS being the accounting acquirer.  In connection with this transaction we appointed new management and directors, and changed our business focus to that of PDS, which is a value-added distributor of hard-to-find and specialty drugs to the healthcare provider market, while functioning as an aggregator of real-time market demand for these products.  In addition to our distribution business, we also own and sell a specialized over-the-counter multivitamin product called Clotamin.

On December 13, 2012, we acquired Bryce Laboratories, Inc., and subsequently changed its name to Pharmagen Laboratories, Inc.  Pharmagen Laboratories specializes in the formulation of drugs that are not otherwise commercially available, require specialized delivery systems, or require dosing changes.  Through Pharmagen Laboratories, we can fill some of our existing customer orders in-house as well as orders from third parties.

Going Concern

As a result of our financial condition, our auditors have indicated in their report to our financial statements as of December 31, 2012 their uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate sufficient revenue to fund our operations. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will not cover our operating expenses for even the next sixty days. There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Introduction

Our revenues, including related party revenues, for the year ended December 31, 2012 were $4,260,610, compared to $862,750 for the year ended December 31, 2011.  We had very little operations in the year ended December 31, 2011, and thus comparisons between 2012 and 2011 are dramatic.  Our revenues are generated from the wholesale distribution of hard-to-find drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating (Income) Loss

Our revenues (including revenues from related party), cost of sales, gross profit, operating expenses, operating loss, other expenses, and net loss for the year ended December 31, 2012, as compared to the year ended December 31, 2011, are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Change ($)	Percentage Change (%)

Revenue	$3,937,234	617,853	$3,319,381	537%
Revenues, related party	323,376	244,897	78,479	32%
Cost of Sales	(2,996,106)	(453,553)	2,542,553	561%
Gross Profit	$1,264,504	409,197	$855,307	209%

Operating Expenses:
General and Administrative	$1,669,448	313,823	$1,355,625	432%
Salaries and commissions	901,465	233,838	667,627	286%
Professional fees	789,846	144,080	645,766	448%
Total Operating Expenses	$3,360,759	691,741	$2,669,018	386%

Operating Loss	$(2,096,255)	(282,544)	$1,813,711	642%

Other Expenses:
Derivative losses	$90,005	-	$90,005	-
Interest expense	(765,018)	(14,266)	750,752	5,263%
Total Other Expenses	$(675,013)	(14,266)	$660,747	4,632%

Net Income (Loss)	$(2,771,268)	(296,810)	$2,474,458	834%

Revenue

We had very little operations in 2011, and thus our increase in revenues is dramatic.

Our revenue for the year ended December 31, 2012 increased by $3,397,860 as compared to the year ended December 31, 2011. This increase is a result of an increase in our sales of hard-to-find drugs, which increased because of our marketing efforts and the increased number of states in which we hold licenses. On January 1, 2011, we had licenses to sell drugs in 10 states. As of December 31, 2011, we had licenses to sell drugs in 24 states. Currently, we are licensed to sell drugs is 40 states. The more states we can sell into the greater number of purchasers, such as clinics, hospitals, etc., that we can access. For example, as of December 31, 2010, we had approximately six different entities to which we sold drugs, compared to 129 different entities as of December 31, 2011, and over 150 entities as of December 31, 2012.

In 2011, we did not recognize a portion of our gross sales because we received it from Healthrite Pharmaceuticals because Healthrite was owned and controlled by Mackie Barch, one of our officers and our sole director, and Healthrite bore most of the risk for the purchasing and selling of the drugs, with us acting more as a sales agent for Healthrite due to licensing restrictions.  In early 2012, Healthrite notified us that due to the cost and effort to maintain a pharmaceutical license it has surrendered its pharmaceutical license and will no longer be selling pharmaceuticals, effective April 10, 2012.  We do not expect this action to have a material impact on our business since we now have our own direct relationship with suppliers and resellers of hard-to-find drugs, but it will allow us to recognize all the revenue from our product sales rather than having a disparity between our gross sales and the net revenue we recognize since we will no longer be sourcing the drugs from a related party.

We report revenues from sales of our hard-to-find drugs and Clotamin in one business segment.  Related party revenues are sales to Healthrite Pharmaceuticals, a company wholly-owned and controlled by one of our sole officers and director.

Of our total revenues of $4,260,610 for the year ended December 31, 2012, $323,376, or 7.6% of it, was revenue generated from the markup of the drugs we purchased from Healthrite, as compared to total revenues of $862,750 for the year ended December 31, 2011, of which $244,897, or 28.4%, was markup on drugs purchased from Healthrite.

We purchase our hard-to-find drugs from a wide variety of small vendors depending on the particular hard-to-find drug that is being sought.  Our current vendors are small, regional pharmaceutical wholesalers.  No one vendor or hard-to-find drug represents a material amount of our revenue or business.  Approximately 70% of our purchase orders are for under $1,000 each, so our business is a volume business and not reliant on one or even a few vendors or drugs.

Cost of Sales

Our cost of sales represents the direct costs attributable to the production of the operations that produce our revenues.  For the year ended December 31, 2012, our cost of sales was $2,996,106, or 76% of our non-related party revenue, as compared to $453,553, or 62% of non-related party revenue for the year ended December 31, 2011.  The increase in cost of sales as a percentage of sales is a result of a larger percentage of sales made at lower margins during the year.  Our cost of sales will increase as our revenues increase, but we expect our cost of sales as percentage of revenue to remain relatively stable.

General and Administrative Expenses

General and administrative expenses increased by $1,355,625, or 432% for the year ended December 31, 2012 compared the year ended December 31, 2011.  Because our general and administrative expenses consist primarily of shipping costs, costs for human resources, depreciation expense, costs of business licenses and permits, merchant services and bank fees, rent expense, and other general expenses, we expect them to increase as our operations and revenues increase.

Salaries and Commissions

Our salaries and commissions increased by $667,627, or 286% for the year ended December 31, 2012 compared to the year ended December 31, 2011.  In 2012, $188,749 was paid as commissions to our sales force, as compared to $86,174 for 2011.  The remaining amounts were paid to our officers, Mackie Barch and Eric Clarke, as well as the administrative staff.

Professional Fees

Our professional fees increased by $645,766, or 448%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  This was a result of increased costs for legal, accounting, and consulting services related to being a fully-reporting public company and the overall increase in business operations.

Interest Expense

Our interest expense increased by $750,752, or 5,263%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  We financed operations through a revolving credit facility with TCA Global Master Fund, which accounted for the majority of this expense.

Operating Loss; Net Loss

Our operating loss increased by $1,813,711, or 642%, from ($282,544) to ($2,096,255), for the same periods. Our net loss increased by $2,474,458, or 834%, from ($296,810) to ($2,771,268), for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Our losses increased even though our revenues increased by $3,397,860, or 394%, during the same periods. Thus, the increase in net loss and operating loss are a result of our increase in expenses, as our general and administrative expenses increased by $1,355,625, or 432%, our salaries and commissions increased by $667,627, or 286%, and our professional fees increased by $645,766, or 448%. These changes in our revenues and expenses are detailed below.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, and debt service.  Our principal source of liquidity as of December 31, 2012 consisted of cash of $322,556, and available credit on our revolving credit facility.  We expect that working capital requirements and debt service will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Management’s plan to meet our operating expenses in the short term is through equity and/or debt financing, and we anticipate that our revenues will be sufficient to meet our operating expenses by December 31, 2013. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2012 and December 31, 2011, respectively, are as follows:

	December 31,	December 31,
	2012	2011	Change

Cash	$322,556	$38,658	$283,898
Total Current Assets	1,585,807	274,919	1,310,888
Total Assets	2,897,497	304,602	2,592,895
Total Current Liabilities	2,434,654	674,351	1,760,303
Total Liabilities	5,589,258	674,351	4,914,907

Our cash increased by $283,898 as of December 31, 2012 compared to December 31, 2011 as a result of borrowing on our revolving credit facility. Total current assets increased by $1,310,888 for those same periods as a result of an increase in accounts receivable of $424,050, inventory of $135,229, prepaid expenses and other current assets of $269,747, and deferred financing costs of $197,964. Prepaid expenses are primarily advertising contracts to promote our Clotamin product.

In addition to the increase in our current assets, our total assets increased because of goodwill of $1,195,881 as a result of our purchase of Pharmagen Laboratories, Inc. (formerly known as BryceRx Laboratories, Inc.)

Cash Requirements

We had cash available as of December 31, 2012 of $322,556.  Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $150,000, we will need to continue to raise money from the issuance of equity and/or from our revolving credit facility to fund short term operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $2,181,638 for the year ended December 31, 2012, compared to net cash used in operating activities of $254,539 for the year ended December 31, 2011. For 2012, our net cash used in operating activities consisted of our net loss of $2,771,268, increased primarily by an increase in accounts receivable of $349,983, prepaid expenses and other current assets of $269,747, and amounts due to related parties of $11,063, offset primarily by amortization of debt discount of $533,916, indemnification liability of $100,000, and accounts payable and accrued liabilities of $618,027.

Investments

Our net cash used in investing activities was $173,995 for the year ended December 31, 2012, compared to $56,920 for the year ended December 31, 2011.  For 2012, our net cash used in investing activities consisted of purchase of property and equipment of $93,995 and purchase of Bryce Rx Laboratories, net of cash acquired, of $80,000.

Financing

Our net cash provided by financing activities was $2,639,531 for the year ended December 31, 2012, compared to $343,305 for the year ended December 31, 2011.  For 2012, our net cash provided by financing activities consisted primarily of net proceeds from convertible debt of $1,450,000 and net proceeds from lines of credit of $1,243,976.

Off-balance sheet arrangements

As of December 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

Critical accounting policies and estimates

Our critical accounting policies are set forth in Note 3 – Summary of Significant Accounting Policies, to our financial statement footnotes.

Recent accounting pronouncements

We have evaluated recent pronouncements and do not expect their adoption to have a material impact on our financial position or statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pharmagen, Inc. (formerly Sunpeaks Ventures, Inc.)

We have audited the accompanying consolidated balance sheets of Pharmagen, Inc. (formerly Sunpeaks Ventures, Inc.) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharmagen, Inc. (formerly Sunpeaks Ventures, Inc.) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit and has incurred losses since its inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the consolidated financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 29, 2013

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2012	December 31, 2011

Current Assets
Cash	$322,556	$38,658
Accounts receivable	635,599	211,549
Inventory	147,373	12,144
Prepaid expenses and other current assets	282,315	12,568
Deferred financing costs, net of accumulated amortization of $71,908 and $0	197,964	-

Total Current Assets	$1,585,807	$274,919

Property and equipment, net of accumulated depreciation of $60,054 and $27,237	$90,865	$29,683
Goodwill	1,195,881	-
Customer relations	24,944	-

Total Assets	$2,897,497	$304,602

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$779,065	$97,606
Lines of credit	414,900	200,000
Convertible line of credit, net of unamortized discount of $590,136 and $0	728,838	-
Due to related parties	148,215	376,745
Indemnification liability	100,000	-
Current portion of note payable	250,000	-
Stock payable	13,636	-
Total Current Liabilities	$2,434,654	$674,351

Convertible debt, net of unamortized discount of $947,249 and $0	$502,751	$-
Note payable, net of current portion	750,000	-
Derivative liability	1,901,853	-
Total liabilities	$5,589,258	$674,351

Commitments and contingencies

Stockholders’ Deficit
Preferred stock; Series A $0.001 par value; 25,000,000 shares authorized; 3,000,000 shares issued and outstanding	$3,000	$3,000
Common stock $0.001 par value; 550,000,000 shares authorized; 381,125,288 and 200,000,000 shares issued and outstanding	381,125	200,000
Additional paid in capital	165,936	(196,134)
Stock held in escrow	(93,939)	-
Accumulated deficit	(3,147,883)	(376,615)
Total Stockholders’ Deficit	$(2,691,761)	$(369,749)

Total Liabilities and Stockholders’ Deficit	$2,897,497	$304,602

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2012	2011

Revenues	$3,937,234	$617,853
Revenues - Related Party	323,376	244,897
Cost of Sales	(2,996,106)	(453,553)
Gross Profit	1,264,504	409,197

Operating Expenses
General and administrative	1,669,448	313,823
Salaries and commissions	901,465	233,838
Professional fees	789,846	144,080
Total Operating Expenses	3,360,759	691,741

Operating Loss	(2,096,255)	(282,544)

Other Expenses
Gain/ loss on derivative	90,005	-
Interest expense	(765,018)	(14,266)
Total Other Expenses	(675,013)	(14,266)

Net Loss	$(2,771,268)	$(296,810)

Basic and diluted loss per share	$(0.01)	$-

Weighted average common shares outstanding –basic and diluted	351,071,399	200,000,000

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid in Capital	Stock Held in Escrow	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2010 (Recapitalized)	3,000,000	$3,000	200,000,000	$200,000	$-	$-	(79,805)	$123,195
Imputed interest on advances from related party	-	-	-	-	(196,134)	-	-	(196,134)
Net loss	-	-	-	-	-	-	(296,810)	(296,810)
Balance, December 31, 2011	3,000,000	$3,000	200,000,000	$200,000	$(196,134)	$-	$(376,615)	$(369,749)
Effect of reverse merger	-	-	220,500,750	220,501	(220,501)	-	-	-
Cancellation of shares	-	-	(50,000,000)	(50,000)	50,000	-	-	-
Derivative liability settlement	-	-	-	-	79,445	-	-	79,445
Common stock issued for debt financing	-	-	7,594,236	7,594	262,278	-	-	269,872
Common stock issued for equity financing	-	-	3,030,302	3,030	90,909	(93,939)	-	-
Imputed interest on advances from related party	-	-	-	-	9,357	-	-	9,357
Forgiveness of shareholder debt	-	-	-	-	90,582	-	-	90,582
Net loss	-	-	-	-	-	-	(2,771,268)	(2,771,268)
Balance, December 31, 2012	3,000,000	$3,000	381,125,288	$381,125	$165,936	$(93,939)	$(3,147,883)	$(2,691,761)

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2012	2011
Operating Activities
Net loss	$(2,771,268)	$(296,810)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liability	(90,005)	-
Imputed interest on advances from related party	9,357	5,866
Amortization of debt discount	533,916	-
Amortization of deferred financing costs	71,908	-
Depreciation	32,813	27,237
Impairment of inventory	39,129	43,376
Changes in operating assets and liabilities:
Accounts receivable	(349,983)	(166,339)
Inventory	(108,358)	244
Prepaid expenses and other current assets	(269,747)	(12,568)
Stock payable	13,636	-
Indemnification liability	100,000	-
Due to related parties	(11,063)	50,026
Accounts payable and accrued liabilities	618,027	94,429
Net Cash Used in Operating Activities	(2,181,638)	(254,539)

Investing Activities
Purchase of property and equipment	(93,995)	(56,920)
Purchase of Bryce, net of cash acquired	(80,000)	-
Net Cash Used in Investing Activities	(173,995)	(56,920)

Financing Activities
Net proceeds from advances from related parties	(51,885)	276,098
Net proceeds from convertible debt	1,450,000	-
Net proceeds from lines of credit	(2,560)	67,207
Net proceeds from convertible lines of credit	1,243,976	-
Net Cash Provided by Financing Activities	2,639,531	343,305

Net Increase (Decrease) in Cash	283,898	31,846
Cash at Beginning of Period	38,658	6,812
Cash at End of Period	$322,556	$38,658

Supplemental Cash Flow Information:
Interest paid	$407,768	$8,400
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Refinancing of related party advances	$75,000	$-
Discount on convertible debt	$1,192,127	$-
Discount on convertible line of credit	$879,177	$-
Effect of reverse merger	$220,501	$-
Forgiveness of shareholder debt	$90,582	$-
Shares issued for equity financing	$93,939	$-
Shares issued for deferred financing costs	$269,872	$-
Cancellation of shares	$50,000	$-
Settlement of derivative liability	$79,445	$-

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Description of Business

Sunpeaks Ventures, Inc. (“Sunpeaks” or the “Company”) was incorporated in the State of Nevada on June 25, 2009. On February 13, 2012, pursuant to a Share Exchange Agreement (“Exchange Agreement”), the Company, acquired 100% ownership interest in Healthcare Distribution Specialists LLC (“HDS”), a Delaware limited liability company, in exchange for the issuance of 200,000,000 newly-issued restricted shares of the Companies’ common stock and 3,000,000 newly-issued restricted shares of the Companies’ Class A Preferred Stock (the “Exchange Shares”), to the former owner of HDS, resulting in HDS becoming a wholly-owned subsidiary of the Company. Additionally, pursuant to the Exchange Agreement, 200,000,000 shares of the Companies’ common stock held by the Companies’ former controlling owner were cancelled. As a result of the acquisition, the former owners of HDS hold majority ownership of the Company.

For financial accounting purposes, the acquisition of HDS by the Company (referred to as the “Merger”) was a reverse acquisition of the Company by HDS and was treated as a recapitalization. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on February 13, 2012, and represent the operations of HDS prior to the Merger.

As of the time of the Merger, the Company held minimal assets and was considered a non-operating public shell, in the development stage. Following the Merger, the Company is no longer considered development stage and operates through one operating segment which distributes hard-to-find and specialty drugs to the healthcare provider market throughout the United States, while functioning as an aggregator of real-time market demand for these products. The Company also owns and sells a specialized over-the-counter multivitamin product called Clotamin. Clotamin is specifically designed for use by patients on Warfarin, a blood thinner that has a known interaction with the vitamin K present in standard over-the-counter multivitamins.

Prior to the Merger, on August 1, 2011, pursuant to an Amended and Restated Asset Acquisition Agreement (the “Agreement”) between HDS and Global Nutritional Research, LLC (“GNR”), HDS acquired certain assets of GNR in exchange for assumption of debt and financial obligations of GNR. Prior to the acquisition, HDS and GNR were considered entities under common control and common ownership, as control and ownership of each entity resided with HDS’s President and an immediate family member. As entities under common control, in accordance with accounting principles generally accepted in the United States (“GAAP”), the acquired assets and liabilities of GNR were recognized in the accompanying financial statements at their carrying amounts and the acquisition is reflected in the accompanying financial statements for the year ended December 31, 2011 as if it occurred as of January 1, 2011. (See Note 5)

The Company changed its name from Sunpeaks Ventures, Inc. to Pharmagen, Inc. (trading symbol PHRX) effective January 15, 2013.

On December 13, 2012, the Company acquired Bryce Rx Laboratories (“Bryce”) through a Stock Purchase Agreement with Robert Guiliano, an individual, for the purchase of all of the outstanding securities of Bryce. Bryce specializes in the formulation of drugs that are not commercially available, require alternate delivery systems, and or dosing changes. The purchase price was One Million One Hundred Thousand Dollars ($1,100,000), payable (i) One Hundred Thousand Dollars ($100,000) at Closing, and (b) Two Hundred Fifty Thousand Dollars ($250,000) on December 31 of each of the four (4) years beginning in 2013 (See Note 5).

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has a history of incurring net losses and at December 31, 2012 has an accumulated net loss totaling $3,147,883. At December 31, 2012, the Company had a working capital deficit of $848,847.  These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary HDS, GNR and Bryce. As discussed above, for accounting purposes the acquisition of HDS by the Company was considered a reverse acquisition of the Company by HDS and was treated as a recapitalization. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on February 13, 2012, and represent the operations of HDS prior to the Merger. All material intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company acts as an agent for sales of products on behalf of HealthRite Pharmaceuticals (“HealthRite”), a company wholly owned and controlled by the President, sole owner and Director of the Company. HealthRite is a pharmacy and is therefore prohibited from distributing pharmaceuticals across state lines. During the twelve month periods ended December 31, 2012 and 2011, the Company recognized net revenue from sales to HealthRite of $80,758 and $244,897, respectively, based on gross sales of $188,710 and $1,128,588, respectively. During April 2012, the Company’s sales arrangement with HealthRite ceased.  See NOTE 9 for additional discussion.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the time of issuance to be cash equivalents. These investments are carried at cost which approximates fair value. At December 31, 2012 and December 31, 2011, there were no cash equivalents.

The Company had cash of $322,556 and $38,658 at December 31, 2012 and 2011, respectively.

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

Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected. At December 31, 2012 and December 31, 2011, the Company’s allowance for doubtful accounts was $0.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventory

Inventory is comprised of Clotamin and non-Clotamin and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The non-Clotamin is a collection of several raw materials that are used in combinations to make pharmaceutical drugs, some of which is stored in a warehouse and handled by a third party. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At December 31, 2012 and December 31, 2011, the allowance for obsolete or unmarketable inventory was $0, and during the twelve month periods ended December 31, 2012 and 2011, the Company recognized $39,129 and $43,376 of inventory impairments respectively.

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

Depreciation expense for the years ended December 31, 2012 and 2011 was $32,816 and $16,651, respectively.

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

If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset. No impairments were identified as of December 31, 2012 and December 31, 2011 or during the twelve month periods ended December 31, 2012 and 2011.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill is assessed for impairment by applying fair value based tests annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. The Company uses un-discounted cash flow models to determine the fair value of a reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

Deferred financing costs

Deferred financing costs include fees paid in conjunction with obtaining the convertible line of credit and are amortized over the contractual term of the related financial instrument using effective interest method.

Derivative Liability

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 "Derivatives and Hedging Activities" which requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Debt Discount

Costs incurred with parties who are providing long-term financing, which include the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt using the effective interest method. When the debt is settled, the related debt discount is recorded as interest expense and the related derivative liability is relieved into additional paid in capital.

The Company valued the embedded derivative conversion liability using Black-Scholes method. The Company recorded debt discounts attributable to the embedded conversion derivative liabilities related to the convertible debt and convertible lines of credit issued during the twelve months ended December 31, 2012 totaling $2,071,304.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Instruments and Fair Value Measures

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, lines of credit, convertible debt, indemnification liability, stock payable and amounts due to related parties. We believe the recorded values of our financial instruments approximate their fair values because of their nature and respective maturity dates or durations.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses for all periods presented. Advertising expenses for the twelve month periods ended December 31, 2012 and 2011, were $425,860 and $9,276, respectively.

Sales Commission

The Company accrues sales commission to sales representatives when sales are made and pays it when cash is reasonably collectible from customers according to its performance based model for commission valuing.  Depending on the experience of the sales representative, and whether monthly targets are met, the commission percentage range from 8-25% of the sales generated.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) and at times, balances may exceed government insured limits. The Company has never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

During the twelve months ended December 31, 2012, three vendors accounted for 29%, 16% and 12% of purchases at Pharmagen.  During the twelve months ended December 31, 2011, one vendor accounted for 57% of purchases at Pharmagen.

During the twelve months ended December 31, 2012, one customer accounted for 46% of Pharmagen sales.  During the twelve months ended December 31, 2011, one customer accounted for 28% of Pharmagen sales.  At December 31, 2012, one customer accounted for 58% of Pharmagen accounts receivable and at December 31, 2011, no customers accounted for more than 10% of Pharmagen’ s accounts receivable.

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

Income (Loss) per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from convertible debts and convertible line of credit. However, for all years presented, all outstanding convertible notes are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 106,645,929 were excluded from the loss per share computation for 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). For the twelve month periods ended December 31, 2012 and 2011, the Company had no items representing other comprehensive income or loss.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. These amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

In June of 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance as of January 1, 2012 on a retrospective basis and this adoption did not have a material effect on the Company’s financial statements.

In May of 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company adopted this guidance as of January 1, 2012 on a retrospective basis and this adoption did not have a material effect on the Company’s financial statements.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MERGER

For financial accounting purposes, the Merger is accounted for as a reverse recapitalization. Reverse recapitalization accounting is attributable to a long-held position of the staff of the Securities and Exchange Commission as the acquisition of a non-operating public shell company does not qualify as a business for business combination purposes, as described in ASC Topic 805, Business Combinations. Reverse recapitalization accounting applies when a non-operating public shell company acquires a private operating company and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. In the Merger transaction, The Company qualifies as a non-operating public shell company because as of the Merger date, the Company held nominal net monetary assets, consisting of cash.

A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. Under recapitalization accounting, the equity of the accounting acquirer, HDS, is presented as the equity of the combined enterprise and the capital stock account of HDS is adjusted to reflect the par value of the outstanding stock of the legal acquirer (the Company) after giving effect to the number of shares issued in the business combination. Shares retained by the Company are reflected as an issuance as of the merger date for the historical amount of the net assets of the acquired entity, which in this case is zero, on the accompanying condensed consolidated statement of stockholders’ deficit of 220,500,750 shares, which consists of the Companies shares outstanding at December 31, 2011 of 370,500,750 plus 50,000,000 shares issued by the Company immediately prior and conjunction with the Merger to settle the Companies’ debt outstanding prior to the Merger date, less 200,000,000 shares cancelled which were held by the former controlling owner of the Company.

Following the Merger, the financial statements of  the Company give retroactive effect of the reverse recapitalization and represent the historical operations of HDS.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACQUISITION

GNR

On August 1, 2011, pursuant to the Agreement between the company and GNR, HDS acquired certain assets of GNR in exchange for assumption of debt and financial obligations of GNR (the “Acquisition”). From the date of inception of the Company and GNR until the time of the Acquisition, the President and sole owner of the Company held a 44% ownership interest in GNR, with the remaining 56% ownership interest of GNR being held by the brother of the Company’s President. Prior to the acquisition, the Company and GNR were considered entities under common control, with common ownership, as control and ownership of each entity resided with the Company’s President and an immediate family member.

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

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACQUISITION

Bryce Rx Laboratories

On December 13, 2012 (“Acquisition Date”), the Company acquired Bryce Rx Laboratories (“Bryce”) through a Stock Purchase Agreement with Robert Guiliano, an individual, for the purchase of all of the outstanding securities of Bryce Rx Laboratories, Inc.  The purchase price was One Million One Hundred Thousand Dollars ($1,100,000), payable (i) One Hundred Thousand Dollars ($100,000) at Closing, and (b) Two Hundred Fifty Thousand Dollars ($250,000) on December 31 of each of the four (4) years beginning in 2013.  The closing date was December 13, 2012.

The Company has included the financial results of Bryce in the consolidated financial statements from the Acquisition Date.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition, December 13, 2012. The estimates of the fair value of the assets acquired, liabilities assumed and the stock issued for the acquisition were prepared with the assistance of an independent valuations consultant. The following is a summary of the purchase price allocation:

Assets acquired
Cash	$20,000
Accounts receivable	74,067
Inventory	66,000
Customer relations (usable life is 5 years)	24,944
Goodwill	1,195,881
Total assets acquired	1,380,892

Liabilities assumed
Line of credit	217,460
Other current liabilities	63,432
Total liabilities assumed	280,892

Net assets acquired	$1,100,000

Purchase price	$1,100,000

Amortization for the customer relations for the year ended December 31, 2012 was determined to be immaterial.

The following table reflects the unaudited pro forma results of operations as though the Bryce Acquisition had occurred on January 1, 2012. The pro forma amounts are not necessarily indicative of the results that may be reported in the future:

Year Ended December 31, 2012
Revenues	$5,716,800

Net loss	$3,078,887

Loss per share - basic and diluted	$.01
Weighted average shares outstanding - basic and diluted	354,221,806

The following table reflects the results of operations of Bryce since the Acquisition Date that are included in the Company’s consolidated statements of operations for the year ended December 31, 2012:

Year Ended December 31, 2012
Revenues	$70,434

Net income	$14,635

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEBT

Lines of credit

The Company has a $200,000 line of credit agreement with a financial institution which bears interest at US prime rate plus 1% per annum, but in no event less than 5.5% (5.5% at December 31, 2012 and December 31, 2011), is due on demand, and is secured by all assets of the Company. As of December 31, 2012 and December 31, 2011, the Company had outstanding balances on the line of credit of $200,000. The Company is currently in good standing and was in good standing at December 31, 2012 and December 31, 211. There are no outstanding debt covenants.

On May 7, 2012, the Company entered into a $500,000 line of credit agreement with a lender which bears interest at a floating per annum rate equal to the greater of (a) the prime rate as published by the Wall Street Journal plus the prime rate increment of 3.5%, or (b) the minimum prime rate of 3.25% plus the prime rate increment of 3.5%.   Advances are limited to 80% of the eligible receivables balance of the Company as determined by the lender.  Advances are repaid through collections on accounts receivable which are remitted directly through lockbox to the lender.  The credit line is secured by all assets of the Company. The Company closed this account in October 2012.

On December 13, 2012, upon the acquisition of Bryce, the Company assumed two lines of credit from Bryce, an overdraft line of credit and a business line of credit which at that time had an outstanding balance of $22,410 and $195,050, respectively. The overdraft line of credit agreement has a maximum credit line of $25,000 and bears interest at 9.25%, and the business line of credit has a maximum credit line of $200,000, bears interest rate at 4.5% and expires in 2016. As of December 31, 2012, the Company had outstanding balances on the overdraft line of credit and business line of credit of $19,850 and $195,050, respectively. The Company is currently in good standing.

Non-interest bearing note payable

In connection with the acquisition of Bryce, the Company issued a note payable in the amount $1,000,000 to the seller. The note payable is payable in four installments at $250,000 each on December 31 beginning in 2013. Imputed interest for the year ended December 31, 2012 was determined to be immaterial.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEBT

Convertible line of credit

On October 11, 2012(“Closing Date”), the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), a Cayman Islands limited partnership. Pursuant to the Agreement, TCA agreed to loan up to $5 million to us for working capital purposes.  The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Promissory Note (the “Revolving Note”), the repayment of which is secured by a Security Agreement executed by the Company and its wholly-owned subsidiary, Healthcare Distribution Specialists, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of our assets in favor of TCA.

On October 11, 2012, the Company advanced a total of $700,000 from the Credit Agreement and paid commitment fee of $128,963 by issuing 3,048,781 common shares valued at then current trading price of $0.042 per share. The Company recorded the commitment fee as deferred financing costs. The deferred financing cost is amortized over the life of the Credit Agreement. During the year end December 31, 2012 the Company amortized $57,238. The Credit Agreement carries interest rate of 12% per annum, increasing to 18% per annum upon the occurrence of an event of default and expires in six months following the Closing Date.

On December 12, 2012, the Company advanced another $750,000 from the Credit Agreement which matures in six months after December 12, 2012 and amended the terms. According to the amended Credit Agreement, the Company is to issue a variable number of shares that equal to a dollar amount equal to $150,000 and if TCA is not able to realize at least $150,000 upon sale of the shares, the Company shall issue additional common shares to TCA to make up for the shortfall (“Make-Whole Provision”) or settle any deficit in cash.

On December 12, 2012, the Company issued 4,545,454 common shares as a commitment fees for the fixed amount of $150,000. Those shares were fair valued at $140,909 at the then current trading price of $0.0.31 per share and recorded as deferred financing cost. The deferred financing cost is amortized over the life of the amended Credit Agreement. During the year ended December 31, 2012, the Company amortized $14,670.

As at December 31, 2012, the 4,545,454 shares were revalued at $136,364 using the then current trading price of the Company, and in accordance with the Make-Whole Provision, the Company recorded a stock payable of $13,636 as a liability.

In addition, TCA has the right, in its sole discretion, to convert the outstanding principal and any accrued interest, fees or expenses due into shares of the Company’s Common Stock at the conversion price per share equal to the converted amount divided by 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to the conversion date. The Company has evaluated the embedded conversion feature under ASC 815 and determined the embedded conversion feature to be a derivative and recorded an initial derivative liability of $415,515 for the $700,000 advance and $463,661 for the $750,000 advance as debt discount. (See Note 7) The debt discount is amortized over six months using the effective interest method.

During the year ended December 31, 2012, the Company repaid $131,026 and relieved $79,455 of related derivative liability into paid-in-capital. As of December 31, 2012, the Revolving Note had a balance of $1,318,974 which includes accrued interest of $22,325 and unamortized discount of $590,136. Discount amortization for the year ended December 31, 2012 totaled $230,415 and $58,624 of additional amortization was accelerated due to repayments.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEBT

Convertible debt

During the year ended December 31, 2012, the Company issued a total $1,450,000 of convertible debentures to an investor, with various maturities from March 1, 2014 through May 16, 2014. Interest accrues at the rate of ten percent per annum and is payable at the respective maturity date in cash.

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

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date for $575,000 of the convertible debt issuance. For the remaining $875,000 of debt issuances, the Company allocated $617,127 of the proceeds to the embedded conversion derivative liability. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of December 31, 2012, the Company recorded aggregate debt discounts of $1,192,127 related to the conversion rights and recorded $161,100 of expense related to the excess value of the derivative value over the value of the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using effective interest method. During the twelve months ended December 31, 2012, the Company recorded interest accretion expense of $244,877, which is included in interest expense on the accompanying consolidated statement of operations.

The fair value of the conversion features are calculated at the time of issuance and the Company records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations. Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to paid- in capital.

The derivatives for all convertible instruments were valued using the Black-Scholes option pricing model with the following assumptions:

	At Issuance	December 31, 2012
Market value of stock on measurement date	$0.03-1.38	$0.03
Risk-free interest rate	0.10-0.33%	0.05-0.16%
Dividend yield	0%	0%
Volatility factor	185-193%	200-201%
Term	0.5-2 years	0.27-1.44 years

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair Value on a Recurring Basis

The following table presents the Company’s financial liabilities measured and recorded on a recurring basis at fair value on the Company’s consolidated balance sheets and their level within the fair value hierarchy as of December 31, 2012.

	Total	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$1,901,853	$-	$-	$1,901,853
Stock payable	$13,636	$-	$13,636	$-
Indemnification liability	$100,000	$-	$100,000	$-

Fair Value on Non Recurring Basis

The Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
Asset:
Goodwill	$1,195,881	$-	$-	$1,195,881

The following table reconciles, for the twelve months ended December 31, 2012, the beginning and ending balances for embedded conversion derivatives that are recognized at fair value in the consolidated financial statements:

Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2012
Beginning balance	$-
Fair value of embedded conversion derivative liabilities at issuance	2,071,304
Loss at issuance	161,100
Debt settlement	(79,445)
Gain on fair value adjustments to embedded conversion derivative liabilities	(251,106)
Balance of embedded conversion derivative liabilities, December 31, 2012	1,901,853

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

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases executive offices located at 9337 Fraser Ave, Silver Spring, MD 20910 and shares office space with its wholly-owned subsidiary, Healthcare Distribution Specialists LLC, pursuant to a one year lease that ends on March 31, 2013 at a rate of $1,828 per month.  The office space is approximately 2,000 square feet of industrial/office space.

In addition, the Company also leases sales offices located at 2413 Linden Lane, Silver Spring, MD 20910.  We lease approximately 1,500 square feet pursuant to a lease that expires on March 31, 2014 at a rate of $1,878 per month.

The Company wholly owned subsidiary, Bryce Rx Laboratories, leases approximately 3,700 square feet of office/warehouse space at 30 Buxton Farms Road, Stamford, CT 06905, pursuant to a lease that expires on April 30, 2017 at a rate ranging from $7,213 to $7,980 per month. The difference between the escalating rent payment and straight line expense was determined to be immaterial for the year ended December 31, 2012.

Our Clotamin product inventory is housed at a third-party warehouse facility located in Maryland that is a logistics company and stores the packaged product for us and then ships to the purchaser when requested by us.

Year Ended December 31,	Amount
2013	$114,576
2014	95,870
2015	92,076
2016	94,532
2017	31,920
2018 and beyond	-
$428,974

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EQUITY

Merger with Healthcare Distribution Specialist LLC

On February 13, 2012, Sunpeaks Ventures, Inc. (“Sunpeak”), acquired all of the membership interests of Healthcare Distribution Specialists LLC (“HDS”), a Delaware limited liability company, in exchange for the issuance of 200,000,000 newly-issued restricted shares of Sunpeaks’ common stock and 3,000,000 newly-issued restricted shares of Sunpeaks’ Class A Preferred Stock (the “Exchange Shares”), to the former owner of HDS.  Following the acquisition, Sunpeak cancelled 200,000,000 shares of common stock owned by its former shareholders.  As a result of the acquisition, the former owners of HDS hold majority ownership of the Company and the acquisition was treated as a recapitalization.

A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. Under recapitalization accounting, the equity of the accounting acquirer, HDS, is presented as the equity of the combined enterprise and the capital stock account of HDS is adjusted to reflect the par value of the outstanding stock of the legal acquirer (Sunpeaks) after giving effect to the number of shares issued in the business combination. Shares retained by Sunpeaks are reflected as an issuance as of the merger date for the historical amount of the net assets of the acquired entity, which in this case is zero, on the accompanying consolidated statement of stockholders’ deficit of 220,500,750 shares, which consists of Sunpeaks shares outstanding at December 31, 2011 of 370,500,750 plus 50,000,000 shares issued by Sunpeaks immediately prior and conjunction with the Merger to settle Sunpeaks’ debt outstanding prior to the Merger date, less 200,000,000 shares cancelled which were held by the former controlling owner of Sunpeaks.

Common stock

TCA Global Credit Master Fund, LP (“TCA”)

On October 11, 2012, the Company issued 3,048,781 common shares to TCA pursuant to the Credit Agreement as commitment fees (see Note 6). The Company fair valued those shares at the then current trading price of $0.042 per share for a total of $128,963.

On December 12, 2012, the Company entered into a Committed Equity Facility Agreement (“TCA Equity Agreement”) with TCA. Pursuant to the terms of the TCA Equity Agreement, TCA shall commit to purchase up to Seven Million Five Hundred Thousand Dollars ($7,500,000) of the Company’s common stock, par value $0.001 per share for a period of twenty-four (24) months commencing on the effective date of a registration statement on Form S-1. The purchase price of the shares is equal to ninety-five percent (95%) of the net aggregate sales proceeds received by TCA from the sale of the shares during the five (5) consecutive trading days after TCA is able to deposit and clear the shares TCA’s brokerage account.

According to the TCA Equity Agreement, the Company shall repurchase from TCA any unsold shares twelve months after December 12, 2012 and pay to TCA in cash an amount equal to the $100,000 minus the amount realized by TCA as of such date. Accordingly the Company recorded an indemnification liability of $100,000.

On December 12, 2012, the Company issued 3,030,302 common shares as a commitment shares, the fair value of those on the issuance date was $93,939 valued at the then current trading price of $0.031 per share and were considered held in escrow due to the indemnification liability.

In addition, the Company also issued 4,545,455 shares of common stock as commitment fee in connection with the Amended Credit Agreement (see Note 6), the Company valued those shares at the then current trading price of $0.03 per share for a total of $140,909.

As at December 31, 2012, the 4,545,454 shares were revalued at $136,364 using the then current trading price of the Company, and in accordance with the Make-Whole Provision (see Note 6), the Company recorded a stock payable of $13,636 as a liability.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9– EQUITY

Preferred Stock

On November 3, 2011, we designated twenty five million (25,000,000) shares of the Preferred Stock as Class A Preferred Stock.  Our Class A Preferred Stock has liquidation preference over our common stock, voting rights of one hundred (100) votes per share, with each share convertible into five (5) shares of our common stock.

As of December 31, 2011, we have 3,000,000 shares of Preferred Stock A issued and outstanding. (see Note 4)

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

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9– EQUITY

Preferred Stock

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

Contributed capital for debt forgiveness

During June 2012, HealthRite, a related party (see Note 9) agreed to forgive the remaining balance of $90,582 owed. The forgiveness of this debt was recorded as a contribution of capital.

Contributed capital for imputed Interest on advances from related party

At December 31, 2012 and December 31, 2011, the Company owed $148,215 and $200,100, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $9,357 and $5,866 on these advances owed during the twelve months ended December 31, 2012 and 2011, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in NOTE 3, the Company had a sales arrangement with HealthRite, a specialty pharmacy wholly owned by the Company’s President and Director. Pursuant to the arrangement, HealthRite would purchase pharmaceutical products directly from manufacturers and resells the products to the Company, who then sells the products to customers. The Company acts as an agent in the sales of HealthRite product to customers and recognizes revenue for the net amount retained.

During the twelve month periods ended December 31, 2012, the Company recognized net revenue from sales to HealthRite $80,758  based on gross sales of $188,710.

During the twelve month period ended December 31, 2011, the Company recognized net revenue from sales to HealthRite of $117,010 based on gross sales of $1,128,588.

At December 31, 2011, the Company owed HealthRite $100,647. During the twelve months ended December 31, 2012, the Company repaid $10,065 of the amount owed to HealthRite and the remaining balance of $90,582 was forgiven during June 2012 and recognized as an equity contribution to the Company by the Company’s President and Director. During April 2012, the Company’s sales arrangement with HealthRite ceased.

At December 31, 2012 and December 31, 2011, the Company owed $148,215 and $200,100, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $9,357 and $5,866 on these advances owed during the twelve months ended December 31, 2012 and 2011, respectively.

During December 2011, the Company received an advance from a related party in the amount of $75,000, and this amount was outstanding as of December 31, 2011.  The advance is unsecured, bears interest at 5.5% and was originally due on June 13, 2012.  On July 6, 2012, the due date was extended to October 13, 2012. The Company paid this amount on October 12, 2012 with the proceeds from TCA.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The Company files a U.S. Federal income tax return.  The components of the consolidated net loss before income tax benefit for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Net income/(loss) before income taxes	$2,771,268	$296,810

The components of the Company’s deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets and liabilities
Loss carry-forwards	$807,208	$128,049
Valuation allowance	(807,208)	(128,049)
	$-	$-

As of December 31, 2012, the Company had generated US net operating loss carry-forwards of approximately $2,374,141 which expires in 2029 through 2032, but may be limited in their use due to significant changes in the Company’s ownership.

At December 31, 2012 and December 31, 2011, the Company has no uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated through the filing date of these consolidated financial statements and determined there is no reportable subsequent event.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with us held by each person, and the date such person became a director or executive officer.  Our executive officers are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  Family relationships among any of the directors and officers are described below.

Name	Age	Position(s)

Mackie Barch	38	President, CEO, Secretary, and Director

Eric Clarke	39	Chief Financial Officer

Mackie Barch, age 38, is our President, Chief Executive Officer, Secretary, sole director, and co-founder of Healthcare Distribution Specialists, now known as Pharmagen Distribution, LLC, which is our wholly-owned subsidiary. Before launching Pharmagen Distribution, Mr. Barch co-founded Global Nutritional Research LLC (GNR) in July 2007, which manufactures OTC products for a specific disease based on Rx/OTC interaction, and continues to work with GNR but GNR currently has de minis assets and operations. We have, in the past, purchased products from GNR, and may continue to do so in the future. Prior to founding Pharmagen Distribution and GNR, from late 2006 to 2007, Mr. Barch was involved in numerous financial and operational aspects of Global Pharmaceutical Sourcing (GPS). Prior to working for GPS, Mr. Barch was employed as Assistant Vice President in institutional equities at Friedman, Billings, & Ramsey (FBR), an investment bank and broker-dealer, from 2001 to 2006. During his career, Mr. Barch has participated in numerous equity offerings. Mr. Barch graduated the University of Colorado-Boulder with a BA in Economics. Mr. Barch is currently an elected official in the State of Maryland, serving as a City Council Member in Kensington, MD, and has been since his election in 2009. The Company determined that Mr. Barch’s background with Pharmagen Distribution and in the pharmaceutical and finance industries made him the ideal candidate for appointment to the board of directors and as an officer of the Company. Mr. Barch was also President of the National Blood Clot Alliance Chapter in Washington, D.C., hosting charity events to raise awareness about the prevalence of Thrombophilia and clot prevention.

Eric Clarke, age 39, has served as our Chief Financial Officer since December 31, 2012. Mr. Clarke brings over 17 years of extensive health care and financial expertise. From January through August 2012, Mr. Clarke was pursuing personal opportunities. Beginning in September 2012 and until his appointment as the CFO, Mr. Clarke provided consulting services to us regarding our financial reporting requirements. From 2008 through 2011, Mr. Clarke served as an Assistant Vice President at MedStar Health, a $4 billion diversified health system in the Washington D.C. region. As the leader in charge of the Internal Audit function, Mr. Clarke oversaw all financial and operational audits, was instrumental in building an effective internal audit function, and reported to the Audit and Compliance Committee of Medstar Health. Prior to MedStar, from 2006 to 2008, Mr. Clarke served as the Managing Director in charge of the Washington D.C. Risk Management Practice for Accume Partners, a national professional services firm, providing expert advice and service in forensic accounting, SEC reporting, and Sarbanes-Oxley Compliance. Mr. Clarke has authored numerous presentations and articles in the accounting and compliance arena, as well as been featured in several publications, such as Compliance Week and Practical Accountant. Mr. Clarke is a member of the Virginia Society of Certified Public Accountants, holds a Master’s Degree in Accounting from George Washington University and a Bachelor’s Degree from Wheaton College.

Family Relationships

There are no family relationships among any of our officers, directors, or greater-than-10% shareholders.

Other Directorships; Director Independence

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

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

According to the NASDAQ definition, we do not have any independent directors because Mackie Barch is our only director and he is also an executive officer of the Company.

Committees

We do not currently have an audit committee or an audit committee financial expert, nor do we have any other committees of the Board of Directors.

Involvement in Certain Legal Proceedings

None of our officers or directors has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or is named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the current required parties are delinquent in their 16(a) filings.

Board Meetings

During the fiscal year ended December 31, 2012, the Board of Directors met on one occasion.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Narrative Disclosure of Executive Compensation

           On October 9, 2012, we entered into an employment agreement with Mackie Barch, our sole officer and director.  Pursuant to the agreement, Mr. Barch will continue to serve as our Chief Executive Officer and Chairman of the Board.  The agreement has a three (3) year term and will automatically renew for one (1) year periods unless we or Mr. Barch provide notice to the other at least ninety (90) days prior to the expiration of any term of the intention not to renew.  Mr. Barch will be compensated in the amount of $170,000 per year for the duration of the agreement.  In the event Mr. Barch is terminated without cause or resigns for good reason, he shall be entitled to receive payment of one (1) year of his salary to be made in accordance with our normal payroll cycle.

All of our executives are at-will employees.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Mackie Barch (1)	2012	150,500	-0-	-0-	-0-	-0-	-0-	-0-	150,500
CEO and President	2011	49,000	-0-	-0-	-0-	-0-	-0-	-0-	49,000
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Scott Beaudette (2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former CEO	2011	20,000	-0-	-0-	-0-	-0-	-0-	-0-	20,000
and President	2010	20,000	-0-	-0-	-0-	-0-	-0-	-0-	20,000

Eric Clarke (3)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Beaudette resigned as an officer and director on February 13, 2012. Prior to his resignation, pursuant to his management agreement, Mr. Beaudette was to receive $5,000 per quarter.

(2)
On February 13, 2012, Mr. Barch was appointed as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.  As compensation for such services, Mr. Barch was to receive a monthly fee of $1,000.

Compensation for Mr. Barch prior to February 13, 2012 includes amounts paid to Mr. Barch by Pharmagen Distribution, our wholly-owned subsidiary.  Pharmagen Distribution has no formal agreement with Mr. Barch and during 2011 it paid Mr. Barch what it could afford at various times up through October 1, 2011, including $4,000 in June 2011, $5,000 in July 2011, $7,000 in August 2011,and $6,000 in September 2011, for a total of $22,000 through October 1, 2011.  Starting on October 1, 2011, Pharmagen Distribution paid Mr. Barch $9,000 per month for each of October 2011, November 2011 and December 2011.  Beginning on January 1, 2012, Pharmagen Distribution began paying Mr. Barch $7,000 every two weeks, but there is no agreement to cover this payment.

On October 9, 2012, we entered into an employment agreement with Mr. Barch to pay him a salary of $170,000 per year.

(3)	Mr. Clarke was appointed as our Chief Financial Officer on December 31, 2012. Mr. Clarke does not have a written employment agreement, but is paid a salary of $150,000 per year.

Director Compensation

For the years ended December 31, 2012 and 2011, none of the members of our Board of Directors received compensation for his or her service as a director.  We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.  We intend to develop such a policy in the near future.

Outstanding Equity Awards at Fiscal Year-End

On June 18, 2012, our Board of Directors approved the Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan and set aside 40,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of December 31, 2012, we have not made any awards under the Plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 27, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address	Common Stock Ownership(1)	Percentage of Common Stock Ownership(2)	Class A Preferred Stock Ownership(1)	Percentage of Class A Preferred Stock Ownership(3)	Percent of Total Voting Rights(5)(6)

Mackie Barch (4)(8)	224,000,000	58.8%	3,000,000	100.0%	76.9%

Eric Clarke (7)(8)	-0-	-%	-0-	-%	-%

All Officers and Directors as a Group (2 Persons)	224,000,000	58.8%	3,000,000	100%	76.9%

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

(2)	Based on 381,125,288 shares of common stock issued and outstanding as of March 27, 2013.

(3)	Based on 3,000,000 shares of Class A Preferred Stock issued and outstanding as of March 27, 2013.

(4)
Includes shares of common stock and Class A Preferred Stock held of record by Old Line Partners, LLC.  Bethesda Holdings, LLC is the manager of Old Line Partners, LLC and has sole voting power over the shares.  Mackie Barch is the sole member and manager of Bethesda Holdings, LLC.  Bethesda may instruct Old Line to sell no more than 1% of the outstanding securities of Pharmagen, Inc. in an 90-day period and deliver the proceeds to Bethesda.

(5)	Class A Preferred Shares have 100:1 voting rights and 5:1 conversion rights to common stock.

(6)
Calculated based on total outstanding voting securities of the Company, including 381,125,288 votes held by the holders of our common stock and 300,000,000 votes held by the holders of our Class A Preferred Shares, for a total of 684,174,069 votes.

(7)
Eric Clarke is the sole member and manager of Beauchamp Capital Holdings, LLC, which is a member of Old Line Partners, LLC.  Beauchamp does not have any voting control over the shares held by Old Line Partners.  Beauchamp may instruct Old Line to sell no more than 1% of the outstanding securities of Pharmagen, Inc. in an 90-day period and deliver the proceeds to Beauchamp.

(8)	Unless noted otherwise, the address is c/o Pharmagen, Inc., 9337 Fraser Ave., Silver Spring, MD 20910.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than as set forth above.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our wholly-owned subsidiary, Pharmagen Distribution, had an arrangement with Healthrite Pharmaceuticals, a specialty pharmacy owned by our sole officer and director, Mr. Barch. Pursuant to the arrangement Healthrite would purchase pharmaceutical products directly from manufacturers and then resell them to Pharmagen Distribution. During the quarter ended June 2012, Healthrite notified us that due to the cost and effort to maintain a pharmaceutical license it has surrendered its pharmaceutical license and will no longer be buying and selling pharmaceuticals. During the years ended December 31, 2012 and 2011, Pharmagen Distribution purchased $114,000 and $1.1 million, respectively, of inventory from HealthRite, which was then resold to customers. During 2010 and the first half of 2011, we resold the drugs we purchased from Healthrite at the same price we purchased them, basically acting as the selling arm of Healthrite. This was done since we had certain licenses to sell products in states where Healthrite did not have licenses and it enabled us to get additional name recognition. Starting in mid 2011 we began marking up the product we purchased from Healthrite by 25% when we sold it to third-party purchasers. We do not expect Healthrite’s decision to surrender its pharmaceutical license to have a material impact on our business.

On June 14, 2011, Pharmagen Distribution entered into an asset acquisition agreement with Global Nutritional Research LLC (“GNR”), a limited liability company in Maryland controlled by Mr. Justin Barch, the brother of Mackie Barch, one of our officers and director.  Under the terms of the agreement, Pharmagen Distribution acquired all assets, properties, goodwill, and other rights related to GNR in exchange for assuming all debts currently held by GNR.  The agreement was formally ratified and signed by us and GNR on August 12, 2011.

During the years ended December 31, 2012 and 2011, Pharmagen Distribution, an entity controlled by Mackie Barch, one of our officers and director, loaned us $zero and $200,100, respectively, which was used to fund our operations. The $200,100 is proceeds Pharmagen Distribution received from a loan from Eagle Bank. Pharmagen Distribution charged us the interest Eagle Bank charged Pharmagen Distribution for the loan, which was $11.230 for 2012 and $5,446 for 2011, based on a variable interest rate that will not be less than 5.5% per annum or more than the maximum rate allowed by law. Pharmagen Distribution did not charge us any additional interest on the loan other than what was charged to Pharmagen Distribution by Eagle Bank. There is no agreement between us and Pharmagen Distribution to evidence this loan. As a result we imputed interest expense of $11,230 and $5,866 on this loan during the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, (a) the largest aggregate amount of principal outstanding was $200,000 and $200,100, respectively, (b) the outstanding principal balance as of December 31, 2012 and 2011 was $200,000 and $200,100, respectively, (c) we paid an aggregate of $0 and $0, respectively, toward the outstanding principal amount, and (d) we imputed interest expense of $11,230 and $5,866, respectively, at an interest rate of 5.5% per annum.

During December 31, 2011, Justin Barch, the brother of Mackie Barch, one of our officers and director, loaned us $75,000, which was used to fund our operations. The $75,000 is proceeds Justin Barch received from a loan from Eagle Bank. Justin Barch charged us the interest Eagle Bank charged Justin Barch for the loan, which was $3,791 for 2012 and $420 for 2011, based on an interest rate of 6.5% per annum. Justin Barch did not charge us any additional interest on the loan other than what was charged to Justin Barch by Eagle Bank. There is no agreement between us and Justin Barch to evidence this loan. As a result we imputed interest expense of $3,791 and $420 on this loan during the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, (a) the largest aggregate amount of principal outstanding was $75,000 and $75,000, respectively, (b) the outstanding principal balance as of December 31, 2012 and 2011 was $75,000 and $75,000, respectively, (c) we paid an aggregate of $0 and $0, respectively, toward the outstanding principal amount, and (d) we imputed interest expense of $3,791 and $420, respectively, at an interest rate of 6.5% per annum.

In 2011, ICAPP, LLC, an entity controlled by Mackie Barch that was originally set up to be a holding company, loaned Pharmagen Distribution $998, interest free.  This amount remains outstanding and is due on demand.  For the years ended December 31, 2012 and 2011, (a) the largest aggregate amount of principal outstanding was $998 and $998, respectively, (b) the outstanding principal balance as of December 31, 2012 and 2011 was $998 and $998, respectively, (c) we paid an aggregate of $0 and $0, respectively, toward the outstanding principal amount, and (d) we imputed interest expense of $0 and $0, respectively, at an interest rate of 0% per annum.

For 2012, the $zero is owed to Healthrite for past drug purchases, the $200,000 owed on the loan from Pharmagen Distribution, the $75,000 owed on the loan from Justin Barch, and the $998 owed to ICAPP, LLC, equals the $275,998 noted on our balance sheet as due to related party.

For 2011, the $100,647 owed to Healthrite for past drug purchases, the $200,000 owed on the loan from Pharmagen Distribution, the $75,000 owed on the loan from Justin Barch, and the $998 owed to ICAPP, LLC, equals the $376,745 noted on our balance sheet as due to related party.

During 2011, Mackie Barch, one of our officers and director, was paid by Pharmagen Distribution, our wholly-owned subsidiary, for the services he provided to Pharmagen Distribution. Pharmagen Distribution has no formal agreement with Mr. Barch and during 2011 it paid Mr. Barch what it could afford at various times up through October 1, 2011, including $4,000 in June 2011, $5,000 in July 2011, $7,000 in August 2011,and $6,000 in September 2011, for a total of $22,000 through October 1, 2011. Starting on October 1, 2011, Pharmagen Distribution paid Mr. Barch $9,000 per month for each of October 2011, November 2011 and December 2011. Beginning on January 1, 2012, Pharmagen Distribution began paying Mr. Barch $7,000 every two weeks, but there is no agreement to cover this payment. During the year ended December 31, 2012, Pharmagen Distribution paid Mr. Barch a total of $150,500.

On October 9, 2012, we entered into an employment agreement with Mackie Barch, our sole officer and director.  Pursuant to the agreement, Mr. Barch will continue to serve as our Chief Executive Officer and Chairman of the Board.  The agreement has a three (3) year term and will automatically renew for one (1) year periods unless we or Mr. Barch provide notice to the other at least ninety (90) days prior to the expiration of any term of the intention not to renew.  Mr. Barch will be compensated in the amount of $170,000 per year for the duration of the agreement.  In the event Mr. Barch is terminated without cause or resigns for good reason, he shall be entitled to receive payment of one (1) year of his salary to be made in accordance with our normal payroll cycle.

Effective on December 31, 2012, Mackie Barch, in fulfillment of prior obligations to certain key employees and founders of Pharmagen Distribution, transferred all of his equity interest in us to Old Line Partners, LLC.  The sole manager of Old Line is Bethesda Holdings, LLC, of which Mr. Barch is the sole member and manager.  Bethesda has all voting control over the securities owned by Old Line, and with certain minor exceptions, all power of disposition as well.   See Security Ownership of Certain Beneficial Owner and Management.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $30,000 and $30,000, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended March 31, June 30, and September 30, of each year, and for the issuance of consents, were $21,000 and $19,500, respectively.

Tax Fees

For the fiscal years ended December 31, 2012 and 2011, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the years ended December 31, 2012 and 2011, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)                Exhibits

2.1 (24)	Amended and Restated Asset Acquisition Agreement between Amerisure Pharmaceuticals, LLC and Global Nutritional Research, LLC

2.2 (7)	Share Exchange Agreement with Healthcare Distribution Specialists, LLC dated February 13, 2012

2.3 (38)	Stock Purchase Agreement with Bryce Rx Laboratories, Inc. dated December 13, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.

3.2 (2)	Bylaws of Sunpeaks Ventures, Inc.

3.3 (3)	Certificate of Amendment to Articles of Incorporation

4.1 (26)	Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan

4.2 (27)	Sunpeaks Ventures, Inc. Form of Non Statutory Stock Option Agreement

10.1 (4)	Unsecured Promissory Note issued to Whetu, Inc. dated July 13, 2011

10.2 (23)	Promissory Note to EagleBank dated August 4, 2011

10.3 (5)	Settlement Agreement and General Mutual Release with Scott Beaudette dated February 13, 2012

10.4 (6)	Settlement Agreement and General Mutual Release with Carrillo Huettel, LLP dated February 13, 2012

10.5 (22)	Settlement Agreement and General Mutual Release with Whetu, Inc. dated February 13, 2012

10.6 (8)	Management Agreement with Mackie Barch dated February 13, 2012

10.7 (25)	Endorsement Agreement with Paul Silas dated February 10, 2012

10.8 (9)	Lease Agreement dated March 9, 2011

10.9 (10)	Distribution Agreement with Mega Brand Group dated May 28, 2012

10.10 (11)	Marketing and Distribution Agreement with Asian American Convenience Store Association dated March 30, 2012

10.11 (12)	Convertible Promissory Note to Lysander Overseas, Inc. dated April 5, 2012

10.12 (13)	Pass-Through Sponsorship Letter Agreement with Trail Blazers, Inc. dated April 2, 2012

10.13 (14)	Binding Letter of Commitment with Philadelphia Soul

10.14 (15)	Advertising and Promotion Agreement with Arizona Cardinals

10.15 (16)	Finding Letter of Commitment with Sovereign Talent Group, Inc.

10.16 (17)	Binding Letter of Commitment with Walgreens and Dayton Professional Baseball Club, LLC dated April 18, 2012

10.17 (18)	Agreement with CBS Radio dated April 26, 2012

10.18 (19)	Agreement with Pulse Advertising LLC dated May 2, 2012

10.19 (20)	Marketing and Sponsorship Agreement with Hurricane Sports Properties, LLC dated May 1, 2012

10.20 (21)	First Amendment to Convertible Promissory Note to Lysander Overseas, Inc. dated May 10, 2012

10.21 (28)	Employment Agreement with Mackie Barch dated October 9, 2012

10.22 (29)	Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP dated September 30, 2012

10.23 (30)	Revolving Promissory Note with TCA Global Credit Master Fund, LP dated September 30, 2012

10.24 (31)	Security Agreement (Sunpeaks Ventures, Inc.) with TCA Global Credit Master Fund, LP dated September 30, 2012

10.25 (32)	Security Agreement (Healthcare Distribution Specialists, LLC) with TCA Global Credit Master Fund, LP dated September 30, 2012

10.26 (33)	Committed Equity Facility Agreement with TCA Global Credit Master Fund LP dated November 30, 2012

10.27 (34)	Registration Rights Agreement with TCA Global Credit Master Fund LP dated November 30, 2012

10.28 (35)	Amendment No. 1 to Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP dated November 30, 2012

10.29 (36)	Amended and Restated Revolving Promissory Note with TCA Global Credit Master Fund, LP dated November 30, 2012

10.30 (37)	Irrevocable Transfer Agent Instruction

10.31 (39)	Robert Giuliano Employment Agreement dated December 13, 2012

10.32 (40)	Restrictive Covenant Agreement with Robert Giuliano and Bryce Rx Laboratories, Inc. dated February 13, 2012

10.33 (41)	Walgreen Co. General Trade and Electronic Data Interchange Agreement dated December 6, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Lables Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on November 4, 2011.
(2)	Incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 filed with the Commission on September 18, 2009.
(3)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 14, 2013.
(4)	Incorporated by reference from Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(5)	Incorporated by reference from Exhibit 10.8 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(6)	Incorporated by reference from Exhibit 10.9 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(7)	Incorporated by reference from Exhibit 10.10 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(8)	Incorporated by reference from Exhibit 10.12 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(9)	Incorporated by reference from Exhibit 10.13 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(10)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 6, 2012.
(11)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 6, 2012.
(12)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 11, 2012.
(13)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 11, 2012.
(14)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 18, 2012.
(15)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on April 18, 2012.
(16)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 24, 2012.
(17)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on April 25, 2012.
(18)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 2, 2012.
(19)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 4, 2012.
(20)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 11, 2012.
(21)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on May 16, 2012.
(22)	Incorporated by reference from Exhibit 10.11 to our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(23)	Incorporated by reference from Exhibit 10.14 to our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(24)	Incorporated by reference from Exhibit 10.15 to our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(25)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K/A filed with the commission on August 3, 2012.
(26)	Incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(27)	Incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(28)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 12, 2012.

(29)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 17, 2012.
(30)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on October 17, 2012.
(31)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on October 17, 2012.
(32)	Incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on October 17, 2012.
(33)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(34)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(35)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(36)	Incorporated by reference from Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(37)	Incorporated by reference from Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(38)	Incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on December 19, 2012.
(39)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on December 19, 2012.
(40)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on December 19, 2012.
(41)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on January 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharmagen, Inc.

Dated: March 29, 2013		/s/ Mackie Barch
	By:	Mackie Barch
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2013		/s/ Mackie Barch
	By:	Mackie Barch
	Its:	Chief Executive Officer and Director

Dated: March 29, 2013		/s/ Eric Clarke
	By:	Eric Clarke
	Its:	Chief Financial Officer and Principal Accounting Officer