Form 10-Q
period 2013-03-31
Pharmagen, Inc.
filed 2013-05-15
CIK 1470915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant’s telephone number, including area code: (204) 898-8160

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 14, 2013, there were 381,125,288 shares of common stock, par value $0.001, issued and outstanding.

PHARMAGEN, INC.

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

ITEM 1 Financial Statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

Consolidated Financial Statements (Unaudited)

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$646,958	$322,556
Accounts receivable	762,580	635,599
Inventory	181,619	147,373
Prepaid expenses and other current assets	270,433	282,315
Deferred financing costs, net of accumulated amortization of $204,996 and $71,908	307,043	197,964

Total Current Assets	$2,168,633	$1,585,807

Property and equipment, net of accumulated depreciation of $77,471 and $60,054	$89,708	$90,865
Goodwill	1,195,881	1,195,881
Customer relations, net of accumulated amortization of $1,230 and $0	23,714	24,944

Total Assets	$3,477,936	$2,897,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,129,670	$779,065
Lines of credit	414,900	414,900
Convertible line of credit, net of unamortized discount of $241,086 and $590,136	962,069	728,838
Due to related parties	200,815	148,215
Indemnification liability	500,000	100,000
Current portion of note payable	250,000	250,000
Stock payable	-	13,636
Total Current Liabilities	$3,457,454	$2,434,654

Convertible debt, net of unamortized discount $853,001 and $947,249	$596,999	$502,751
Convertible line of credit, net of unamortized discount of $509,233 and $0	90,767	-
Note payable, net of current portion	750,000	750,000
Derivative liability	2,244,201	1,901,853
Total liabilities	$7,139,421	$5,589,258

Commitments and contingencies

Stockholders’ Deficit
Preferred stock; Series A $0.001 par value; 25,000,000 shares authorized; 3,000,000 shares issued and outstanding	$3,000	$3,000
Common stock $0.001 par value; 550,000,000 shares authorized; 387,791,955 and 381,125,288 shares issued and outstanding	387,792	381,125
Additional paid in capital	417,702	165,936
Stock held in escrow	(480,303)	(93,939)
Accumulated deficit	(3,989,676)	(3,147,883)
Total Stockholders’ Deficit	$(3,661,485)	$(2,691,761)

Total Liabilities and Stockholders’ Deficit	$3,477,936	$2,897,497

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$1,721,331	$400,803
Revenues - related party	-	77,371
Total revenues	1,721,331	478,174

Cost of Sales	(690,171)	(265,170)
Gross Profit	1,031,160	213,004

Operating Expenses
General and administrative	853,589	212,686
Salaries and commissions	563,286	179,022
Professional fees	269,952	41,027
Total Operating Expenses	1,686,827	432,735

Operating Loss	(655,667)	(219,731)

Other Income (Expenses)
Derivative gain (loss)	119,381	(102,851)
Interest expense	(305,507)	(20,712)
Total Other Income (Expenses)	(186,126)	(123,563)

Net Loss	$(841,793)	$(343,294)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding –basic and diluted	381,273,436	282,493,923

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock Held in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Escrow	Deficit	Total

Balance, December 31, 2011	3,000,000	$3,000	200,000,000	$200,000	$(196,134)	$-	(376,615)	$(369,749)

Effect of reverse merger	-	-	220,500,750	220,501	(220,501)	-	-	-
Cancellation of shares	-	-	(50,000,000)	(50,000)	50,000	-	-	-
Derivative liability settlement	-	-	-	-	79,445	-	-	79,445
Common stock issued for debt financing	-	-	7,594,236	7,594	262,278	-	-	269,872
Common stock issued for equity financing	-	-	3,030,302	3,030	90,909	(93,939)	-	-
Imputed interest on advances from related party	-	-	-	-	9,357	-	-	9,357
Forgiveness of shareholder debt	-	-	-	-	90,582	-	-	90,582
Net loss	-	-	-	-	-	-	(2,771,268)	(2,771,268)
Balance, December 31, 2012	3,000,000	$3,000	381,125,288	$381,125	$165,936	$(93,939)	$(3,147,883)	$(2,691,761)

Derivative liability settlement	-	-	-	-	49,819	-	-	49,819
Common stock issued for debt financing	-	-	6,666,667	6,667	200,000	(100,000)	-	106,667
Recognition of indemnification liability	-	-	-	-	-	(286,364)	-	(286,364)
Imputed interest on advances from related party	-	-	-	-	1,947	-	-	1,947
Net loss	-	-	- -	-	-	-	(841,793)	(841,793)
Balance, March 31, 2013	3,000,000	$3,000	387,791,955	$387,792	$417,702	$(480,303)	$(3,989,676)	$(3,661,485)

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net loss	$(841,793)	$(343,294)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liability	(119,381)	102,851
Imputed interest on advances from related party	1,947	2,638
Amortization of debt discount	445,613	11,918
Amortization of deferred financing costs	133,088	-
Depreciation & amortization expense	18,647	10,551
Changes in operating assets and liabilities:
Accounts receivable	(126,981)	(12,092)
Inventory	(34,246)	(17,067)
Prepaid expenses and other current assets	11,882	(155,398)
Accounts payable and accrued liabilities	350,605	33,630
Due to related parties	-	(10,066)
Other long term liability	-	2,274
Net Cash (Used in) Provided by Operating Activities	(160,619)	(374,055)

Investing Activities
Purchase of property and equipment	(16,260)	(4,428)
Net Cash Used in Investing Activities	(16,260)	(4,428)

Financing Activities
Net proceeds from advances from related parties	75,000	(20,000)
Repayments of advances to related parties	(22,400)	-
Net proceeds from convertible debt	-	400,000
Net proceeds from convertible lines of credit	484,181	-
Cash paid for deferred financing costs	(35,500)	-
Net Cash Provided by Financing Activities	501,281	380,000

Net Increase (Decrease) in Cash	324,402	1,517
Cash at Beginning of Period	322,556	38,658
Cash at End of Period	$646,958	$40,175

Supplemental Cash Flow Information:
Interest paid	$3,699	$6,156
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Effect of reverse merger	$-	$220,501
Shares issued for deferred financing costs	$206,667	$-
Cancellation of shares	$-	$50,000
Allocation of convertible debt to embedded conversion derivative liabilities	$511,548	$400,000
Settlement of derivative liability	$49,819	$-
Recognition of indemnification liability	$400,000	$-

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization and Description of Business

Sunpeaks Ventures, Inc. (“Sunpeaks” or the “Company”) was incorporated in the State of Nevada on June 25, 2009. On February 13, 2012, pursuant to a Share Exchange Agreement (“Exchange Agreement”), the Company acquired 100% ownership interest in Healthcare Distribution Specialists LLC (“HDS”), a Delaware limited liability company, in exchange for the issuance of 200,000,000 newly-issued restricted shares of the Companies’ common stock and 3,000,000 newly-issued restricted shares of the Companies’ Class A Preferred Stock (the “Exchange Shares”), to the former owner of HDS, resulting in HDS becoming a wholly-owned subsidiary of the Company. Additionally, pursuant to the Exchange Agreement, 200,000,000 shares of the Companies’ common stock held by the Companies’ former controlling owner were cancelled. As a result of the acquisition, the former owners of HDS hold majority ownership of the Company.

For financial accounting purposes, the acquisition of HDS by the Company (referred to as the “Merger”) was a reverse acquisition of the Company by HDS and was treated as a recapitalization. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on February 13, 2012, and represent the operations of HDS prior to the Merger.

HDS changed its name to Pharmagen Distribution, LLC effective January 23, 2013.

As of the time of the Merger, the Company held minimal assets and was considered a non-operating public shell in the development stage. Following the Merger, the Company is no longer considered development stage and operates through one operating segment which distributes hard-to-find and specialty drugs to the healthcare provider market throughout the United States, while functioning as an aggregator of real-time market demand for these products. The Company also owns and sells a specialized over-the-counter multivitamin product called Clotamin. Clotamin is specifically designed for use by patients on Warfarin, a blood thinner that has a known interaction with the vitamin K present in standard over-the-counter multivitamins.

Prior to the Merger, on August 1, 2011, pursuant to an Amended and Restated Asset Acquisition Agreement (the “Agreement”) between HDS and Global Nutritional Research, LLC (“GNR”), HDS acquired certain assets of GNR in exchange for assumption of debt and financial obligations of GNR. Prior to the acquisition, HDS and GNR were considered entities under common control and common ownership, as control and ownership of each entity resided with HDS’s President and an immediate family member. As entities under common control, in accordance with accounting principles generally accepted in the United States (“GAAP”), the acquired assets and liabilities of GNR were recognized in the accompanying financial statements at their carrying amounts.

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

Bryce changed its name to Pharmagen Laboratories, Inc. effective on March 4, 2013.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has a history of incurring net losses and at March 31, 2013 has an accumulated net loss totaling $3,989,676. At March 31, 2013, the Company held cash of $646,958.  These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  As permitted under those rules, certain footnotes or other information that are normally required by GAAP can be condensed or omitted.

The consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements were prepared consistent with and should be read in conjunction with the financial statements of the Company for the years ended December 31, 2012 and 2011, and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2012 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by GAAP for complete financial statements.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Pharmagen Distribution, LLC and Pharmagen Laboratories, Inc. As discussed above, for accounting purposes the acquisition of HDS by the Company was considered a reverse acquisition of the Company by HDS and was treated as a recapitalization. Accordingly, the financial statements have been prepared to give retroactive effect of the reverse acquisition completed on February 13, 2012, and represent the operations of HDS prior to the Merger. All material intercompany accounts and transactions have been eliminated upon consolidation.

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

The Company acts as an agent for sales of products on behalf of HealthRite Pharmaceuticals (“HealthRite”), a company wholly owned and controlled by the President and a Director of the Company. HealthRite is a pharmacy and is therefore prohibited from distributing pharmaceuticals across state lines. During April 2012, the Company’s sales arrangement with HealthRite ceased.  See NOTE 9 for additional discussion. During the three month periods ended March 31, 2013 and 2012, the Company recognized net revenue from sales to HealthRite of $0 and $77,371 based on gross sales of $0 and $180,710, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the time of issuance to be cash equivalents. These investments are carried at cost which approximates fair value. At March 31, 2013 and December 31, 2012, there were no cash equivalents.

The Company had cash of $646,958 and $322,556 at March 31, 2013 and December 31, 2012, respectively.

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

Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected. At March 31, 2013 and December 31, 2012, the Company’s allowance for doubtful accounts was $0.

Inventory

Inventory is comprised of Clotamin and non-Clotamin and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The non-Clotamin is a collection of several raw materials that are used in combinations to make pharmaceutical drugs, some of which is stored in a warehouse and handled by a third party. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At March 31, 2013 and December 31, 2012, the allowance for obsolete or unmarketable inventory was $0, and during the three month periods ended March 31, 2013 and 2012, the Company recognized no inventory impairments.

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

Depreciation expense for the three months ended March 31, 2013 and 2012 was $17,417 and $10,551, respectively.

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

If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset. No impairments were identified as of March 31, 2013 and December 31, 2012 or during the three month periods ended March 31, 2013 and 2012.

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

At March 31, 2013 and December 31, 2012, the Company’s intangible assets consisted of Goodwill and Customer Relations. During the three months ended March 31, 2013 and 2012 the Company recorded amortization expense on Customer Relations of $1,230 and $0, respectively.

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

Debt Discount

Costs incurred with parties who are providing long-term financing, which include the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt. The Company recorded debt discounts attributable to the embedded conversion derivative liabilities related to the convertible debt debentures issued during the three months ended March 31, 2013 totaling $511,548.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses for all periods presented. Advertising expenses for the three month periods ended March 31, 2013 and 2012, were $8,972 and $47,505, respectively.

Sales Commission

The Company accrues sales commission to sales representatives when sales are made and pays it when cash is reasonably collectible from customers according to its performance based model for commission valuing.  Depending on the experience of the sales representative, and whether monthly targets are met, the commission percentage range from 8-25% of the sales generated.

Concentration of Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) and at times, balances may exceed government insured limits. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. At March 31, 2013, the amounts held in the banks exceeded the insured limit. The Company has never experienced any losses related to these balances.

During the three months ended March 31, 2013 three vendors accounted for 29%, 16% and 12% of purchases at Pharmagen.  During the three months ended March 31, 2012, one vendor accounted for 57% of purchases at Pharmagen.

During the three months ended March 31, 2013, one customer accounted for 46% of Pharmagen sales.  During the three months ended March 31, 2012, one customer accounted for 28% of Pharmagen sales.  At March 31, 2013, one customer accounted for 19% and one customer for 16% of Pharmagen accounts receivable and at December 31, 2012, one customer accounted for 58% of Pharmagen’s accounts receivable.

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

Income (Loss) per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from convertible debts and convertible line of credit. However, for all years presented, all outstanding convertible notes are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 119,879,899 were excluded from the loss per share computation for March 31, 2013. No common stock equivalents existed at March 31, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). For the three month periods ended March 31, 2013 and 2012, the Company had no items representing other comprehensive income or loss.

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

Subsequent Events

The Company evaluated material events occurring between March 31, 2013 and through the date when the consolidated financial statements were issued.

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

Assets acquired
Cash	$20,000
Accounts receivable	74,067
Inventory	66,000
Customer relations	24,944
Goodwill	1,195,881
Total assets acquired	1,380,892

Liabilities assumed
Line of credit	217,460
Other current liabilities	63,432
Total liabilities assumed	280,892

Net assets acquired	$1,100,000

Purchase price	$1,100,000

Amortization for the customer relations for the year ended March 31, 2013 was $1,230.

NOTE 6 – DEBT

Lines of credit

The Company has a $200,000 line of credit agreement with a financial institution which bears interest at US prime rate plus 1% per annum, but in no event less than 5.5% (5.5% at March 31, 2013 and December 31, 2012), is due on demand, and is secured by all assets of the Company. As of March 31, 2013 and December 31, 2012, the Company had outstanding balances on the line of credit of $200,000. The Company is currently in good standing and was in good standing at March 31, 2013 and December 31, 212. There are no outstanding debt covenants.

On December 13, 2012, upon the acquisition of Bryce, the Company assumed two lines of credit from Bryce, an overdraft line of credit and a business line of credit which at that time had an outstanding balance of $22,410 and $195,050, respectively. The overdraft line of credit agreement has a maximum credit line of $25,000 and bears interest at 9.25%, and the business line of credit has a maximum credit line of $200,000, bears interest rate at 4.5% and expires in 2016. As of March 31, 2013 and December 31, 2012, the Company had outstanding balances on the overdraft line of credit and business line of credit of $19,850 and $195,050, respectively.

Non-interest bearing note payable

In connection with the acquisition of Bryce, the Company issued a note payable in the amount $1,000,000 to the seller. The note payable is payable in four installments at $250,000 each on December 31 beginning in 2013. Accrued imputed interest for the three months ended March 31, 2013 was $13,562.

2012 Convertible line of credit

On October 11, 2012 (“Closing Date”), the Company entered into a Senior Secured Revolving Credit Facility Agreement (the “Revolving Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), a Cayman Islands limited partnership. Pursuant to the Agreement, TCA agreed to loan up to $5 million to the Company for working capital purposes.  The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Promissory Note (the “Revolving Note”), the repayment of which is secured by a Security Agreement executed by the Company and its wholly-owned subsidiary, Healthcare Distribution Specialists, LLC. Pursuant to the Security Agreements, the repayment of the Revolving Note is secured by a security interest in substantially all of the Company’s assets in favor of TCA.

On October 11, 2012, the Company advanced a total of $700,000 from the Credit Agreement and paid a commitment fee of $128,963 by issuing 3,048,781 common shares valued at then current trading price of $0.042 per share. The Company recorded the commitment fee as deferred financing costs. The deferred financing cost is amortized over the life of the Credit Agreement. During the year ended December 31, 2012 the Company amortized $57,238. The Credit Agreement carries interest at the rate of 12% per annum, increasing to 18% per annum upon the occurrence of an event of default and expires in six months following the Closing Date.

On December 12, 2012, the Company advanced another $750,000 from the Credit Agreement which matures in six months after December 12, 2012 and amended the terms. According to the amended Credit Agreement, the Company is to issue a variable number of shares that equal $150,000 and if TCA is not able to realize at least $150,000 upon sale of the shares, the Company shall issue additional common shares to TCA to make up for the shortfall (“Make-Whole Provision”) or settle any deficit in cash.

On December 12, 2012, the Company issued 4,545,454 common shares as a commitment fee for the fixed amount of $150,000. Those shares were fair valued at $140,909 at the then current trading price of $0.031 per share and recorded as deferred financing costs. The deferred financing cost is amortized over the life of the amended Credit Agreement. During the year ended December 31, 2012, the Company amortized $14,670 and during the three months ended March 31, 2013, the Company amortized $69,489.

As at December 31, 2012, the 4,545,454 shares were revalued at $136,364 using the then current trading price of the Company, and in accordance with the Make-Whole Provision, the Company recorded a stock payable of $13,636 as a liability.

During the three months ended March 31, 2013, the Company entered into a Senior Secured Credit Facility Agreement with TCA which includes a mandatory redemption feature applicable to all previous commitment fees, accordingly the Company recorded indemnification liability of $300,000 related to the $700,000 and $750,000 advances in 2012 and recorded $286,364 as shares held in escrow and reversed the $13,636 stock payable.

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

During the year ended December 31, 2012, the Company repaid $131,026 and relieved $79,455 of related derivative liability into paid-in-capital. During the three months ended March 31, 2013, the Company repaid $115,819 and relieved $49,819 of related derivative liability into paid-in-capital. As of March 31, 2013 and December 31, 2012, the Revolving Note had a balance of $1,203,155 and $1,318,974, respectively.

As of December 31, 2012, the accrued interest and unamortized discount was $22,325 and $590,136, respectively. As of March 31, 2013 the accrued interest and unamortized discount was $60,472 and $241,086, respectively.  Discount amortization for the three months ending March 31, 2013 was $349,050, of which $23,208 was additional amortization was accelerated due to repayments.

The derivatives for all convertible lines of credit were valued using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2013	December 31, 2012
Market value of stock on measurement date	$0.031	$0.030
Risk-free interest rate	0.07%	0.05%
Dividend yield	0%	0%
Volatility factor	209%	201%
Term	.25 years	0.27 years

2013 Convertible line of credit

On March 29, 2013 (“Closing Date”), the Company entered into a Senior Secured Credit Facility Agreement (the “Secured Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), a Cayman Islands limited partnership. Pursuant to the Agreement, TCA agreed to loan up to $2 million to the Company for working capital purposes. A total of $600,000 was funded by TCA in connection with the closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by a Convertible Promissory Note (the “Note”), the repayment of which is secured by a Security Agreement and each of the Company’s wholly-owned subsidiaries. Pursuant to the Security Agreements, the repayment of the Note is secured by a security interest in substantially all of the Company’s assets in favor of TCA.

The initial Note in the amount of $600,000 is due and payable along with interest thereon on June 14, 2014, and bears interest at the rate of 12% per annum, increasing to 18% per annum upon the occurrence of an event of default. The Note is convertible into the Company’s common stock at eighty five percent (85%) of the lowest VWAP during the five (5) business days immediately prior to the conversion date, subject to TCA not being able to beneficially own more than 4.99% of the Company’s outstanding common stock upon any conversion.

The Company has the right to prepay the Note, in whole or in part, provided, that the Company pays TCA an amount equal to the then outstanding amount of the Note plus 5% for repayments up until 180 days following the Closing and the then outstanding amount of the Revolving Note plus 2.5% for repayments subsequent to 180 days following the Closing.

The Company also agreed to pay TCA an investment banking fee of $100,000, payable in the form of 6,666,667 shares of common stock (the “Commitment Shares”).

The Commitment Shares are mandatorily redeemable six months after March 29, 2013 for cash in an amount equal to the $100,000 minus the amount realized by TCA as of such date. Accordingly the Company recorded an indemnification liability of $100,000 and offset to shares in escrow.

The Commitment Shares were granted on March 29, 2013. The fair value of those shares on the grant date was $206,667 valued at the then current trading price of $0.031 per share and was recorded as deferred financing cost. The deferred financing cost is amortized over the life of the Secured Credit Agreement.

According to the Secured Credit Agreement, the Company is to issue a variable number of shares that equal to a dollar amount equal to $100,000 and if TCA is not able to realize at least $100,000 upon sale of the shares, the Company shall issue additional common shares to TCA to make up for the shortfall (“Make-Whole Provision”) or settle any deficit in cash. The Company recorded the $100,000 as indemnification liability and offset to shares held in escrow.

 Under the initial accounting, the Company allocated $511,548 of the $600,000 proceeds to the embedded conversion derivative liability. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using effective interest method. During the three months ended March 31, 2013, the Company recorded interest accretion expense of $2,315, which is included in interest expense on the accompanying consolidated statement of operations.

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

The derivatives for convertible promissory note were valued using the Black-Scholes option pricing model with the following assumptions:

At Issuance, March 29, 2013
Market value of stock on measurement date	$0.031
Risk-free interest rate	0.14%
Dividend yield	0%
Volatility factor	209%
Term	1.23 years

Convertible debt

2012 Convertible Debentures

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

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date for $575,000 of the convertible debt issuance. For the remaining $875,000 of debt issuances, the Company allocated $617,127 of the proceeds to the embedded conversion derivative liability. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of March 31, 2013, the Company recorded aggregate debt discounts of $1,192,127 related to the conversion rights and recorded $161,100 of expense related to the excess value of the derivative value over the value of the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using effective interest method. During the three months ended March 31, 2013 and 2012, the Company recorded interest accretion expense of $94,248 and $11,918, respectively, which is included in interest expense on the accompanying consolidated statement of operations.

The fair value of the conversion features are calculated at the time of issuance and the Company records a derivative liability for the calculated value using a Black-Scholes option-pricing model. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations. Upon conversion of the convertible debt to stock, the Company reclassifies the related embedded conversion derivative liability to paid-in capital.

The derivatives for all convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2013	December 31, 2012
Market value of stock on measurement date	$0.031	$0.030
Risk-free interest rate	0.14%	0.16%
Dividend yield	0%	0%
Volatility factor	209%	200%
Term	0.96-1.19 years	1.21-1.44 years

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair Value on a Recurring Basis

The following table presents the Company’s financial liabilities measured and recorded on a recurring basis at fair value on the Company’s consolidated balance sheets and their level within the fair value hierarchy as of March 31, 2013.

	Total	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$2,244,201	$-	$-	$2,244,201
Indemnification liability	$500,000	$-	$500,000	$-

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

Fair Value on Non Recurring Basis

The Company’s assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
Asset:
Goodwill	$1,195,881	$-	$-	$1,195,881

The following table reconciles, for the three months ended March 31, 2013, the beginning and ending balances for embedded conversion derivatives that are recognized at fair value in the consolidated financial statements:

Significant Unobservable Inputs (Level 3)
Quarter Ended March 31, 2013
Beginning balance	$1,901,853
Fair value of embedded conversion derivative liabilities at issuance	511,548
Loss at issuance	-
Debt settlement	(49,819)
Gain on fair value adjustments to embedded conversion derivative liabilities	(119,381)
Balance of embedded conversion derivative liabilities, March 31, 2013	2,244,201

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

NOTE 8 – EQUITY

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

During the three months ended March 31, 2013, the Company entered into a Senior Secured Credit Facility Agreement (see below) with TCA which includes a mandatorily redemption feature applicable to all previous advances, accordingly the Company recorded indemnification liability of $300,000 related to the $700,000 and $750,000 advances in 2012 and recorded $286,364 as shares held in escrow and reversed the $13,636 stock payable.

On March 29, 2013 (“Closing Date”), the Company entered into a Senior Secured Credit Facility Agreement (the “Secured Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”), a Cayman Islands limited partnership. According to the Secured Credit Agreement, the Company agreed to pay TCA an investment banking fee of $100,000, payable in the form of 6,666,667 shares of common stock (the “Commitment Shares”).

The Commitment Shares are mandatorily redeemable six months after March 29, 2013 for cash in an amount equal to the $100,000 minus the amount realized by TCA as of such date. Accordingly the Company recorded an indemnification liability of $100,000 and offset to shares in escrow.

The Commitment Shares were granted on March 29, 2013. The fair value of those shares on the grant date was $206,667 valued at the then current trading price of $0.031 per share and was recorded as deferred financing cost.

Preferred Stock

On November 3, 2011, we designated twenty five million (25,000,000) shares of the Preferred Stock as Class A Preferred Stock.  Our Class A Preferred Stock has liquidation preference over our common stock, voting rights of one hundred (100) votes per share, with each share convertible into five (5) shares of our common stock.

As of March 31, 2013, we have 3,000,000 shares of Preferred Stock A issued and outstanding.

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

Contributed capital for imputed Interest on advances from related party

At March 31, 2013 and December 31, 2012, the Company owed $125,815 and $148,215, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $1,947 and $2,638 on these advances owed during the three months ended March 31, 2013 and 2012, respectively.

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

During the three month periods ended March 31, 2013 and 2012, the Company recognized net revenue from sales to HealthRite $0 and $77,371  based on gross sales of $0 and $180,710, respectively.

During the twelve months ended December 31, 2012, the Company repaid $10,065 of the $100,647amount owed to HealthRite and the remaining balance of $90,582 was forgiven during June 2012 and recognized as an equity contribution to the Company by the Company’s President and Director. During April 2012, the Company’s sales arrangement with HealthRite ceased. At March 31, 2013 and December 31, 2012, the Company owed HealthRite $0.

At March 31, 2013 and December 31, 2012, the Company owed $125,815 and $148,215, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $1,947 and $2,638 on these advances owed during the twelve months ended March 31, 2013 and 2012, respectively.

During December 2011, the Company received an advance from a related party in the amount of $75,000, and this amount was outstanding as of December 31, 2011.  The advance is unsecured, bears interest at 5.5% and was originally due on June 13, 2012.  On July 6, 2012, the due date was extended to October 13, 2012. The Company paid this amount on October 12, 2012 with the proceeds from TCA.

On February 19, 2013, the Company received an advance from a related party in the amount of $75,000, and this amount was outstanding as of March 31, 2013.  The advance is unsecured, bears interest at 6 % and is due on November 19, 2013.

NOTE 11 – INCOME TAXES

No provision for federal income taxes has been recognized for the three months ended March 31, 2013 and 2012 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

Deferred tax assets at March 31, 2013 and December 31, 2012 totaled a net deferred tax asset of approximately $1,134,007 and $807,208, respectively, and consisted primarily of deferred tax assets resulting from net operating loss carryforwards.  We have provided a full valuation allowance due to uncertainty regarding the realizability of these tax assets. At March 31, 2013, the Company has net operating loss carryforwards totaling approximately $3,335,315 million for federal income tax purposes, which may be carried forward in varying amounts until the time when they begin to expire in 2029 through 2032, but may be limited in their use due to significant changes in the Company’s ownership.

At March 31, 2013 and December 31, 2012, the Company has no uncertain tax positions.

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

Results of Operations for the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Introduction

Our revenues, including related party revenues, for the three months ended March 31, 2013 were $1,721,331, compared to $478,174 for the three months ended March 31, 2012. Our revenues are generated from the wholesale distribution of hard-to-find drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating (Income) Loss

Our revenues (including revenues from related party), cost of sales, gross profit, operating expenses, operating loss, other expenses, and net loss for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, are as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Change ($)	Percentage Change (%)

Revenue	$1,721,331	400,803	$1,320,528	329%
Revenues, related party	-	77,371	(77,371)	-
Cost of Sales	(690,171)	(265,170)	425,001	160%
Gross Profit	$1,031,160	213,004	$818,156	384%

Operating Expenses:
General and Administrative	$853,589	212,686	$640,903	301%
Salaries and commissions	563,286	179,022	384,264	215%
Professional fees	269,952	41,027	228,925	558%
Total Operating Expenses	$1,686,827	432,735	$1,254,092	290%

Operating Loss	$(655,667)	(219,731)	$435,936	198%

Other Expenses:
Derivative gain (loss)	$119,381	(102,851)	$222,232	216%
Interest expense	(305,507)	(20,712)	284,795	1,375%
Total Other Expenses	$(186,126)	(123,563)	$62,563	51%

Net Income (Loss)	$(841,793)	(343,294)	$498,499	145%

Revenue

Our revenue for the three months ended March 31, 2013 increased by $1,320,528 as compared to the three months ended March 31, 2012. This increase is a result of an increase in our sales of hard-to-find drugs, which increased because of our marketing efforts and the increased number of states in which we hold licenses. On January 1, 2012, we had licenses to sell drugs in 24 states. Currently, we are licensed to sell drugs is 40 states. The more states we can sell into the greater number of purchasers, such as clinics, hospitals, etc., that we can access. For example, as of January 1, 2012, we had approximately 129 different entities to which we sold drugs, compared to over 150 entities as of January 1, 2013.

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

We report revenues from sales of our hard-to-find drugs and Clotamin in one business segment. Related party revenues are sales to Healthrite Pharmaceuticals, a company wholly-owned and controlled by one of our officers and director.

Of our total revenues of $1,721,331 for the three months ended March 31, 2013, none of it was revenue generated from the markup of the drugs we purchased from Healthrite, as compared to total revenues of $478,174 for the three months ended March 31, 2012, of which $77,371, or 16%, was markup on drugs purchased from Healthrite.

We purchase our hard-to-find drugs from a wide variety of small vendors depending on the particular hard-to-find drug that is being sought. Our current vendors are small, regional pharmaceutical wholesalers. Approximately 70% of our purchase orders are for under $1,000 each. During the three months ended March 31, 2013, three vendors accounted for 29%, 16% and 12% of our product purchases, while during the three months ended March 31, 2012, one vendor accounted for 57% of our product purchases.

During the three months ended March 31, 2013, one customer accounted for 46% of our sales. During the three months ended March 31, 2012, one customer accounted for 28% of our sales. At March 31, 2013, one customer accounted for 19% and one customer for 16% of our accounts receivable and at December 31, 2012, one customer accounted for 58% of our accounts receivable.

Cost of Sales

Our cost of sales represents the direct costs attributable to the production of the operations that produce our revenues. For the three months ended March 31, 2013, our cost of sales was $690,171, or 40% of our non-related party revenue, as compared to $265,170, or 66% of non-related party revenue for the three months ended March 31, 2012. The decrease in cost of sales as a percentage of sales is a result of the particular product mix for the period and larger margins available with more volume. Our cost of sales will increase as our revenues increase, but we expect our cost of sales as percentage of revenue to remain relatively stable.

General and Administrative Expenses

General and administrative expenses increased by $640,903, or 301% for the three months ended March 31, 2013 compared the three months ended March 31, 2012. Because our general and administrative expenses consist primarily of shipping costs, costs for human resources, depreciation expense, costs of business licenses and permits, merchant services and bank fees, rent expense, and other general expenses, we expect them to increase as our operations and revenues increase.

Salaries and Commissions

Our salaries and commissions increased by $384,264, or 215% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, $103,012 was paid as commissions to our sales force, as compared to $50,781 for the three months ended March 31, 2012. The remaining amounts were paid to our officers, Mackie Barch and Eric Clarke, as well as the administrative staff.

Professional Fees

Our professional fees increased by $228,925, or 558%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This was a result of increased costs for legal, accounting, and consulting services related to being a fully-reporting public company and the overall increase in business operations.

Interest Expense

Our interest expense increased by $284,795, or 1,375%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. We financed operations through a revolving credit facility with TCA Global Master Fund, which accounted for the majority of this expense.

Operating Loss; Net Loss

Our operating loss increased by $435,936, or 198%, from ($219,731) to ($655,667), for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Our net loss increased by $498,499, or 145%, from ($343,294) to ($841,793), for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our losses increased even though our revenues increased by $1,320,528, or 329%, during the same periods. Thus, the increase in net loss and operating loss are a result of our increase in expenses, as our general and administrative expenses increased by $640,903, or 301%, our salaries and commissions increased by $384,264, or 215%, and our professional fees increased by $228,925, or 558%. These changes in our revenues and expenses are detailed above.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, and debt service. Our principal source of liquidity as of December 31, 2012 consisted of cash of $322,556, and available credit on our revolving credit facility, and as of March 31, 2013 was cash of $646,958 and available credit on our revolving credit facility. We expect that working capital requirements and debt service will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2013 and December 31, 2012, respectively, are as follows:

	March 31,	December 31,
	2013	2012	Change

Cash	$646,958	$322,556	$324,402
Total Current Assets	2,168,633	1,585,807	582,826
Total Assets	3,477,936	2,897,497	580,439
Total Current Liabilities	3,457,454	2,434,654	1,022,800
Total Liabilities	7,139,421	5,589,258	1,550,163

Our cash increased by $324,402 as of March 31, 2013 compared to December 31, 2012 as a result of borrowing on our revolving credit facility. Total current assets increased by $582,826 for those same periods as a result of an increase in accounts receivable of $126,981, inventory of $34,246, and deferred financing costs of $109,079, offset by a decrease in prepaid expenses and other current assets of $11,882. Prepaid expenses are primarily advertising contracts to promote our Clotamin product.

The increase in our current assets resulted in a similar increase in our total assets.

Cash Requirements

We had cash available as of March 31, 2013 of $646,958. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $150,000, we will need to continue to raise money from the issuance of equity and/or from our revolving credit facility to fund short term operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $160,619 for the three months ended March 31, 2013, compared to $374,055 for the three months ended March 31, 2012. For the three months ended March 31, 2013, our net cash used in operating activities consisted of our net loss of $841,793, increased primarily by a change in fair value of derivative liability (from our revolving credit facility) of $119,381, an increase in accounts receivable of $126,981 and inventory of $34,246, offset primarily by amortization of debt discount of $445,613, amortization of deferred financing costs of $133,088, and accounts payable and accrued liabilities of $350,605.

Investments

Our net cash used in investing activities was $16,260 for the three months ended March 31, 2013, compared to $4,428 for the three months ended March 31, 2012. For both periods, our net cash used in investing activities consisted of purchase of property and equipment.

Financing

Our net cash provided by financing activities was $501,281 for the three months ended March 31, 2013, compared to $380,000 for the three months ended March 31, 2012. For the three months ended March 31, 2013, our net cash provided by financing activities consisted primarily of net proceeds from convertible lines of credit of $484,181.

Off-balance sheet arrangements

As of March 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

ITEM 4  Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1  Legal Proceedings

We are not a party to or otherwise involved in any legal proceedings.

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

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

There have been no events which are required to be reported under this Item.

ITEM 6  Exhibits

(a) Exhibits

2.1 (5)	Amended and Restated Asset Acquisition Agreement between Amerisure Pharmaceuticals, LLC and Global Nutritional Research, LLC

2.2 (4)	Share Exchange Agreement with Healthcare Distribution Specialists, LLC dated February 13, 2012

2.3 (8)	Stock Purchase Agreement with Bryce Rx Laboratories, Inc. dated December 13, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.

3.2 (2)	Bylaws of Sunpeaks Ventures, Inc.

3.3 (3)	Certificate of Amendment to Articles of Incorporation

4.1 (6)	Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan

4.2 (7)	Sunpeaks Ventures, Inc. Form of Non Statutory Stock Option Agreement

10.1 (9)	Senior Secured Credit Facility Agreement

10.2 (9)	Convertible Promissory Note

10.3 (9)	Security Agreement for Pharmagen, Inc.

10.4 (9)	Security Agreement for Pharmagen Distribution, LLC

10.5 (9)	Security Agreement for Pharmagen Nutriceuticals, Inc.

10.6 (9)	Security Agreement for Pharmagen Laboratories, Inc.

10.7 (9)	Guaranty Agreement for Pharmagen Distribution, LLC

10.8 (9)	Guaranty Agreement for Pharmagen Nutriceuticals, Inc.

10.9 (9)	Guaranty Agreement for Pharmagen Laboratories, Inc.

10.10 (9)	Confession of Judgment

10.11 (9)	Irrevocable Transfer Agent Instructions

10.12 (9)	Validity Guarantee

10.13 (9)	Amendment No. 2 to Senior Secured Revolving Credit Facility

10.14 (9)	Security Agreement for Pharmagen Nutriceuticals, Inc.

10.15 (9)	Security Agreement for Pharmagen Laboratories, Inc.

10.16 (9)	Guaranty Agreement for Pharmagen Nutriceuticals, Inc.

10.17 (9)	Guaranty Agreement for Pharmagen Laboratories, Inc.

10.18 (9)	Subsidiary Consent for Pharmagen Laboratories, Inc.

10.19 (9)	Subsidiary Consent for Pharmagen Laboratories, Inc.

10.20 (9)	Subsidiary Consent for Pharmagen Nutriceuticals, Inc.

10.21 (9)	Subsidiary Consent for Pharmagen Nutriceuticals, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on November 4, 2011.
(2)	Incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 filed with the Commission on September 18, 2009.
(3)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 14, 2013.
(4)	Incorporated by reference from Exhibit 10.10 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(5)	Incorporated by reference from Exhibit 10.15 to our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(6)	Incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(7)	Incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(8)	Incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on December 19, 2012.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 12, 2013.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmagen, Inc.

Dated: May 15, 2013	By:	/s/ Mackie Barch
By: Mackie Barch
Its: President and Chief Executive Officer