Form 10-Q
period 2013-06-30
Pharmagen, Inc.
filed 2013-08-14
CIK 1470915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 13, 2013, there were 384,884,686 shares of common stock, par value $0.001, issued and outstanding.

PHARMAGEN, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		4

ITEM 1	Financial Statements	3

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	34

ITEM 4	Controls and Procedures	34

PART II – OTHER INFORMATION		35

ITEM 1	Legal Proceedings	35

ITEM 1A	Risk Factors	35

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3	Defaults Upon Senior Securities	35

ITEM 4	Mine Safety Disclosures	35

ITEM 5	Other Information	35

ITEM 6	Exhibits	36

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

ITEM 1   Financial Statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

Consolidated Financial Statements (Unaudited)

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$205,032	$322,556
Accounts receivable	647,345	635,599
Inventory	192,980	147,373
Prepaid expenses and other current assets	119,944	282,315
Deferred financing costs, net of accumulated amortization of $320,826 and $71,908	191,213	197,964

Total Current Assets	1,356,514	1,585,807

Property and equipment, net of accumulated depreciation of $96,572 and $60,054	74,302	90,865
Goodwill	1,195,881	1,195,881
Customer relations, net of accumulated amortization of $2,477 and $0	22,467	24,944

Total Assets	$2,649,164	$2,897,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$883,482	$779,065
Lines of credit	388,078	414,900
Convertible lines of credit, net of unamortized discount of $373,535 and $590,136	1,114,418	728,838
Convertible notes payable, net of unamortized discount $1,161,068 and $0	951,932	-
Derivative liability	2,739,116	-
Due to related parties	190,815	148,215
Indemnification liability	500,000	100,000
Current portion of note payable	250,000	250,000
Stock payable	-	13,636
Total Current Liabilities	7,017,841	2,434,654

Convertible note payable, net of unamortized discount $0 and $947,249	-	502,751
Note payable net of current portion	750,000	750,000
Derivative liability	-	1,901,853
Total liabilities	7,767,841	5,589,258

Commitments and contingencies

Stockholders’ Deficit
Preferred stock; Series A $0.001 par value; 25,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Common stock $0.001 par value; 550,000,000 shares authorized; 387,791,955 and 381,125,288 shares issued and outstanding	387,792	381,125
Additional paid in capital	461,455	165,936
Stock held in escrow	(480,303)	(93,939)
Accumulated deficit	(5,490,621)	(3,147,883)
Total Stockholders’ Deficit	(5,118,677)	(2,691,761)

Total Liabilities and Stockholders’ Deficit	$2,649,164	$2,897,497

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$974,994	$983,969	$2,696,325	$1,384,773
Revenues - related party	-	3,387	-	80,758
Total revenues	974,994	987,356	2,696,325	1,465,531

Cost of sales	(275,656)	(377,800)	(965,827)	(642,971)
Gross profit	699,338	609,556	1,730,498	822,560

Operating Expenses
General and administrative	460,032	553,099	985,464	765,785
Salaries and commissions	451,314	234,041	1,014,600	413,062
Professional fees	130,371	292,469	400,323	333,496
Total Operating Expenses	1,041,717	1,079,609	2,400,387	1,512,343

Operating Loss	(342,379)	(470,053)	(669,889)	(689,783)

Other Expenses
Derivative gains (loss)	(474,463)	152,269	(355,082)	49,418
Interest expense	(684,103)	(156,325)	(1,317,767)	(177,038)
Total Other Expenses	(1,158,566)	(4,056)	(1,672,849)	(127,620)

Net Loss	$(1,500,945)	$(474,109)	$(2,342,738)	$(817,403)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding –basic and diluted	387,791,955	370,500,750	384,550,703	335,599,470

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock Held in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Escrow	Deficit	Total

Balance, December 31, 2011	3,000,000	$3,000	200,000,000	$200,000	$(196,134)	$-	(376,615)	$(369,749)

Effect of reverse merger	-	-	220,500,750	220,501	(220,501)	-	-	-
Cancellation of shares	-	-	(50,000,000)	(50,000)	50,000	-	-	-
Derivative liability settlement	-	-	-	-	79,445	-	-	79,445
Common stock issued for debt financing	-	-	7,594,236	7,594	262,278	-	-	269,872
Common stock issued for equity financing	-	-	3,030,302	3,030	90,909	(93,939)	-	-
Imputed interest on advances from related party	-	-	-	-	9,357	-	-	9,357
Forgiveness of shareholder debt	-	-	-	-	90,582	-	-	90,582
Net loss	-	-	-	-	-	-	(2,771,268)	(2,771,268)
Balance, December 31, 2012	3,000,000	$3,000	381,125,288	$381,125	$165,936	$(93,939)	$(3,147,883)	$(2,691,761)

Derivative liability settlement	-	-	-	-	92,367	-	-	92,367
Common stock issued for debt financing	-	-	6,666,667	6,667	200,000	(100,000)	-	106,667
Recognition of indemnification liability	-	-	-	-	-	(286,364)	-	(286,364)
Imputed interest on advances from related party	-	-	-	-	3,152	-	-	3,152
Net loss	-	-	- -	-	-	-	(2,342,738)	(2,342,738)
Balance, June 30, 2013	3,000,000	$3,000	387,791,955	$387,792	$461,455	$(480,303)	$(5,490,621)	$(5,118,677)

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net loss	$(2,342,738)	$(817,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of embedded conversion derivative liabilities	355,082	(49,418)
Imputed interest on advances from related party	3,152	5,108
Amortization of debt discount	950,865	133,268
Amortization of deferred financing costs	248,918	-
Depreciation & amortization expense	39,000	15,382
Changes in operating assets and liabilities:
Accounts receivable	(11,746)	(493,641)
Inventory	(45,607)	(19,156)
Prepaid expenses and other current assets	162,371	(437,033)
Accounts payable and accrued liabilities	104,378	138,933
Due to related parties	-	(31,063)
Net Cash Used in Operating Activities	(536,325)	(1,555,023)

Investing Activities
Purchase of property and equipment	(19,960)	(49,769)
Net Cash Used in Investing Activities	(19,960)	(49,769)

Financing Activities
Proceeds from advances from related parties	75,000	-
Repayments of advances to related parties	(32,400)	-
Proceeds from convertible debt	663,000	1,450,000
Net proceeds from lines of credit	-	124,679
Payments on lines of credit	(26,822)	-
Payments on convertible lines of credit	(204,517)	-
Cash paid for deferred financing costs	(35,500)	-
Net Cash Provided by Financing Activities	438,761	1,574,679

Net Decrease in Cash	(117,524)	(30,113)
Cash at Beginning of Period	322,556	38,658
Cash at End of Period	$205,032	$8,545

Supplemental Cash Flow Information:
Interest paid	$7,522	$7,619
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Effects of reverse merger	$-	$220,501
Shares issued for deferred financing costs	$206,667	$-

Cancellation of shares	$-	$50,000
Allocation of convertible debt to embedded conversion derivative liabilities	$574,548	$1,192,127
Settlement of derivative liability	$92,367	$-
Recognition of indemnification liability	$400,000	$-
Forgiveness of note payable – related party	$-	$90,582

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC
(Formerly SUNPEAKS VENTURES, INC.)

NOTES TO UNAUDITED
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

Bryce changed its name to Pharmagen Laboratories, Inc. effective on March 4, 2013.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has a history of incurring net losses and at June 30, 2013 has an accumulated net loss totaling $5,490,621. At June 30, 2013, the Company held cash of $205,032. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements as of and for the six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements were prepared consistent with and should be read in conjunction with the financial statements of the Company for the years ended December 31, 2012 and 2011, and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2012 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by GAAP for complete financial statements.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

Revenue Recognition

The Company’s revenue consists of revenue from sales of pharmaceutical products. Revenue is recognized at the time when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.

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

The Company acts as an agent for sales of products on behalf of HealthRite Pharmaceuticals (“HealthRite”), a company wholly owned and controlled by the President and a Director of the Company. HealthRite is a pharmacy and is therefore prohibited from distributing pharmaceuticals across state lines. During April 2012, the Company’s sales arrangement with HealthRite ceased. See NOTE 9 for additional discussion. During the six month periods ended June 30, 2013 and 2012, the Company recognized net revenue from sales to HealthRite of $0 and $80,758 based on gross sales of $0 and $188,710, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the time of issuance to be cash equivalents. These investments are carried at cost which approximates fair value. At June 30, 2013 and December 31, 2012, there were no cash equivalents.

The Company had cash of $205,032 and $322,556 at June 30, 2013 and December 31, 2012, respectively.

Accounts Receivable

The Company’s accounts receivable are composed of trade receivables from customers for sales of products. Trade receivables include accounts receivable for sales of product and sourcing and distribution of product for which the Company acts as an agent, which are based on gross sales to customers.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured. The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable.

Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected. At June 30, 2013 and December 31, 2012, the Company’s allowance for doubtful accounts was $0.

Inventory

Inventory is comprised of Clotamin and non-Clotamin and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The non-Clotamin is a collection of several raw materials that are used in combinations to make pharmaceutical drugs, some of which is stored in a warehouse and handled by a third party. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At June 30, 2013 and December 31, 2012, the allowance for obsolete or unmarketable inventory was $0, and during the three and six month periods ended June 30, 2013 and 2012, the Company recognized no inventory impairments.

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

Depreciation expense for the six months ended June 30, 2013 and 2012 was $36,523 and $15,382, respectively. The depreciation expense for the three months ended June 30, 2013 and 2012 was $19,101 and $4,831 respectively.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset. No impairments were identified as of June 30, 2013 and December 31, 2012 or during the three and six months periods ended June 30, 2013 and 2012.

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

At June 30, 2013 and December 31, 2012, the Company’s intangible assets consisted of Goodwill and Customer Relations. Amortization expense on Customer Relations during the three and six months ended June 30, 2013 was $1,247 and $2,477, respectively. The Company did not record any amortization expense on Customer Relations during the three and six months periods ended June 30, 2012.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

Debt Discount

Costs incurred with parties who are providing long-term financing, which include the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt. The Company recorded debt discounts attributable to the embedded conversion derivative liabilities related to the convertible debt debentures issued during the six months ended June 30, 2013 totaling $574,548.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses for all periods presented. Advertising expenses for the six month periods ended June 30, 2013 and 2012 were $23,832 and $310,923, respectively.

Sales Commission

The Company accrues sales commission to sales representatives when sales are made and pays it when cash is reasonably collectible from customers according to its performance based model for commission valuing. Depending on the experience of the sales representative, and whether monthly targets are met, the commission percentage range from 8-25% of the sales generated.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

Concentration of Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) and at times, balances may exceed government insured limits. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. At June 30, 2013, the amounts held in the banks exceeded the insured limit. The Company has never experienced any losses related to these balances.

During the three months ended June 30, 2013 three vendors accounted for 27%, 21% and 20% of purchases, and during the six months ended June 30, 2013 three vendors accounted for 39%, 26% and 10% of purchases. During the three months ended June 30, 2012 three vendors accounted for 52%, 15% and 11% of purchases, and during the six months ended June 30, 2012 three vendors accounted for 50%, 16% and 7% of purchases.

During the three and six months ended June 30, 2013, one customer accounted for 13% and 29% of sales, respectively. During the three and six months ended June 30, 2012, one customer accounted for 44% and 48% of sales, respectively. At June 30, 2013 two customers accounted for 35% of accounts receivable and at December 31, 2012, one customer accounted for 58% of Pharmagen’s accounts receivable.

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

Income (Loss) per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from convertible debts and convertible line of credit. However, for all years presented, all outstanding convertible notes are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 148,793,058 were excluded from the loss per share computation for the three and six months ended June 30, 2013. No common stock equivalents existed at June 30, 2012 or during the three and six month periods ended June 30, 2012.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). For the three and six month periods ended June 30, 2013 and 2012, the Company had no items representing other comprehensive income or loss.

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

Subsequent Events

The Company evaluated material events occurring between June 30, 2013 and through the date when the consolidated financial statements were issued.

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

A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. Under recapitalization accounting, the equity of the accounting acquirer, HDS, is presented as the equity of the combined enterprise and the capital stock account of HDS is adjusted to reflect the par value of the outstanding stock of the legal acquirer (the Company) after giving effect to the number of shares issued in the business combination. Shares retained by the Company are reflected as an issuance as of the merger date for the historical amount of the net assets of the acquired entity, which in this case is zero, on the accompanying consolidated statement of stockholders’ deficit of 220,500,750 shares, which consists of the Companies shares outstanding at December 31, 2011 of 370,500,750 plus 50,000,000 shares issued by the Company immediately prior and conjunction with the Merger to settle the Companies’ debt outstanding prior to the Merger date, less 200,000,000 shares cancelled which were held by the former controlling owner of the Company.

Following the Merger, the financial statements of the Company give retroactive effect of the reverse recapitalization and represent the historical operations of HDS.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

Amortization expense on Customer Relations during the three and six months ended June 30, 2013 was $1,247 and $2,477, respectively.

NOTE 6 – DEBT

Lines of Credit

The Company has a $200,000 line of credit agreement with a financial institution which bears interest at US prime rate plus 1% per annum, but in no event less than 5.5% (5.5% at June 30, 2013 and December 31, 2012), is due on demand, and is secured by all assets of the Company. As of June 30, 2013 and December 31, 2012, the Company had outstanding balances on the line of credit of $200,000. The Company is currently in good standing and was in good standing at June 30, 2013 and December 31, 212. There are no outstanding debt covenants.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

On December 13, 2012, upon the acquisition of Bryce, the Company assumed two lines of credit from Bryce, an overdraft line of credit and a business line of credit which at that time had an outstanding balance of $22,410 and $195,050, respectively. The overdraft line of credit agreement has a maximum credit line of $25,000 and bears interest at 9.25%, and the business line of credit has a maximum credit line of $200,000, bears interest rate at 4.5% and expires in 2016. As of June 30, 2013 and December 31, 2012, the Company had outstanding balances on the overdraft line of credit and business line of credit of $188,080 and $214,900, respectively.

Non-interest bearing note payable

In connection with the acquisition of Bryce, the Company issued a note payable in the amount $1,000,000 to the seller. The note payable is payable in four installments at $250,000 each on December 31 beginning in 2013. Accrued imputed interest for the three and six months ended June 30, 2013 was $13,712 and $27,274, respectively.

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

On October 11, 2012, the Company advanced a total of $700,000 from the Credit Agreement and paid a commitment fee of $128,963 by issuing 3,048,781 common shares valued at then current trading price of $0.042 per share. The Company recorded the commitment fee as deferred financing costs. The deferred financing cost is amortized over the life of the Credit Agreement. During the three and six months ended June 30, 2013, the Company amortized $8,126 and $71,725, respectively, of the deferred financing costs. The Credit Agreement carries interest at the rate of 12% per annum, increasing to 18% per annum upon the occurrence of an event of default and expires in six months following the Closing Date.

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

On December 12, 2012, the Company issued 4,545,454 common shares as a commitment fee for the fixed amount of $150,000. Those shares were fair valued at $140,909 at the then current trading price of $0.031 per share and recorded as deferred financing costs. The deferred financing cost is amortized over the life of the amended Credit Agreement. During the three and six months ended June 30, 2013, the Company amortized, $56,750 and $126,239, respectively, of the deferred financing costs.

As at December 31, 2012, the 4,545,454 shares were revalued at $136,364 using the then current trading price of the Company, and in accordance with the Make-Whole Provision, the Company recorded a stock payable of $13,636 as a liability.

During the six months ended June 30, 2013, the Company entered into a Senior Secured Credit Facility Agreement with TCA which includes a mandatory redemption feature applicable to all previous commitment fees, accordingly the Company recorded indemnification liability of $300,000 related to the $700,000 and $750,000 advances in 2012 and recorded $286,364 as shares held in escrow and reversed the $13,636 stock payable.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

During the year ended December 31, 2012, the Company repaid $131,026 and relieved $79,455 of related derivative liability into paid-in-capital. During the six months ended June 30, 2013, the Company made advances of $901,712, repaid $1,106,268 and relieved $92,367 of related derivative liability into paid-in-capital. As of June 30, 2013 and December 31, 2012, the Revolving Note had a balance of $1,114,418 and $1,318,974, respectively.

As of December 31, 2012, the accrued interest and unamortized discount was $22,325 and $590,136, respectively. As of June 30, 2013, the accrued interest and unamortized discount were $0. Discount amortization for the three and six months ending June 30, 2013 was $241,088 and $590,137, respectively. Of these amounts, $0 and $23,207 was additional amortization accelerated due to repayments for the three and six months ended June 30, 2013, respectively.

During the six months ended June 30, 2013, the maturity date of the Convertible Line of Credit was extended to December 12, 2013, in accordance with the terms of the Revolving Credit Agreement.

The derivatives for all convertible lines of credit were valued using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2013	December 31, 2012
Market value of stock on measurement date	$0.030	$0.030
Risk-free interest rate	0.07%	0.05%
Dividend yield	0%	0%
Volatility factor	228%	201%
Term	0.44 years	0.27 years

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

The debt discount is accreted to interest expense over the life of the convertible debentures using effective interest method. During the three and six months ended June 30, 2013, the Company recorded interest accretion expense of $135,698 and $138,013, respectively, which is included in interest expense on the accompanying consolidated statement of operations.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

The derivatives for convertible promissory note were valued using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2013	At Issuance, March 29, 2013
Market value of stock on measurement date	$0.030	$0.031
Risk-free interest rate	0.15%	0.14%
Dividend yield	0%	0%
Volatility factor	228%	209%
Term	0.96 years	1.23 years

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

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date for $575,000 of the convertible debt issuance. For the remaining $875,000 of debt issuances, the Company allocated $617,127 of the proceeds to the embedded conversion derivative liability. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of June 30, 2013, the Company recorded aggregate debt discounts of $1,192,127 related to the conversion rights and recorded $161,100 of expense related to the excess value of the derivative value over the value of the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using effective interest method. During the three and six months ended June 30, 2013, the Company recorded interest accretion expense of $122,741 and $216,989, respectively, which is included in interest expense on the accompanying consolidated statement of operations. During the three and six months ended June 30, 2012, the Company recorded interest accretion expense of $121,350 and $133,268, respectively, which is included in interest expense on the accompanying consolidated statement of operations.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

The derivatives for 2012 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2013	December 31, 2012
Market value of stock on measurement date	$0.030	$0.030
Risk-free interest rate	0.15%	0.16%
Dividend yield	0%	0%
Volatility factor	228%	200%
Term	0.71-0.94 years	1.21-1.44 years

2013 Convertible Debentures

During the six months ended June 30, 2013, the Company issued a total $63,000 of convertible debentures to an investor.  The Debenture has a maturity date of March 7, 2014, and is convertible after 180 days into common stock of the Company at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance – 120% of the principal amount; (b) between 61 and 90 days after issuance – 125% of the principal amount; (c) between 91 and 120 days after issuance – 130% of the principal amount; (d) between 121 and 180 days after issuance – 135% of the principal amount.

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date.  The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of June 30, 2013, the Company recorded aggregate debt discounts of $63,000 related to the conversion rights and recorded $16,312 of expense related to the excess value of the derivative value over the value of the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using the straight-line method. During the three and six months ended June 30, 2013, the Company recorded interest accretion expense of $5,727, which is included in interest expense on the accompanying consolidated statement of operations.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

The derivatives for 2013 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2013	At Issuance, June 5, 2013
Market value of stock on measurement date	$0.030	$0.028
Risk-free interest rate	0.11%	0.11%
Dividend yield	0%	0%
Volatility factor	228%	226%
Term	0.68 years	0.76 years

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair Value on a Recurring Basis

The following table presents the Company’s financial liabilities measured and recorded on a recurring basis at fair value on the Company’s consolidated balance sheets and their level within the fair value hierarchy as of June 30, 2013.

	Total	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$2,739,116	$-	$-	$2,739,116
Indemnification liability	$500,000	$-	$500,000	$-

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

Fair Value on Non Recurring Basis

The Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
Asset:
Goodwill	$1,195,881	$-	$-	$1,195,881

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

The following table reconciles, for the six months ended June 30, 2013, the beginning and ending balances for embedded conversion derivatives that are recognized at fair value in the consolidated financial statements:

Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2012	$1,901,853
Fair value of embedded conversion derivative liabilities at issuance	590,860
Loss at issuance	(16,312)
Debt settlement	(92,367)
Loss on fair value adjustments to embedded conversion derivative liabilities	355,082
Balance of embedded conversion derivative liabilities, June 30, 2013	2,739,116

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

During the six months ended June 30, 2013, the Company entered into a Senior Secured Credit Facility Agreement (see below) with TCA which includes a mandatorily redemption feature applicable to all previous advances, accordingly the Company recorded indemnification liability of $300,000 related to the $700,000 and $750,000 advances in 2012 and recorded $286,364 as shares held in escrow and reversed the $13,636 stock payable.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

As of June 30, 2013, we have 3,000,000 shares of Preferred Stock A issued and outstanding.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

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

Contributed capital for imputed Interest on advances from related party

At June 30, 2013 and December 31, 2012, the Company owed $115,815 and $148,215, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $1,205 and $3,152 on these advances owed during the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, the Company imputed interest expense on the advances owed of $2,470 and $5,108, respectively.

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

During the three and six month periods ended June 30, 2013, the Company had $0 gross sales and $0 net revenue from sales to HealthRite . During the three and six month periods ended June 30, 2012, the Company recognized netrevenue from sales to Healthrite of $3,387 and $80,758, respectively, based on gross sales of $8,000 and $188,710, respectively.

During the twelve months ended December 31, 2012, the Company repaid $10,065 of the $100,647 amount owed to HealthRite and the remaining balance of $90,582 was forgiven during June 2012 and recognized as an equity contribution to the Company by the Company’s President and Director. During April 2012, the Company’s sales arrangement with HealthRite ceased. At June 30, 2013 and December 31, 2012, the Company owed HealthRite $0.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

At June 30, 2013 and December 31, 2012, the Company owed $115,815 and $148,215, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $1,205 and $3,152 on these advances owed during the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, the Company imputed interest expense on the advances owed of $2,470 and $5,108, respectively.

During December 2011, the Company received an advance from a related party in the amount of $75,000, and this amount was outstanding as of December 31, 2011. The advance is unsecured, bears interest at 5.5% and was originally due on June 13, 2012. On July 6, 2012, the due date was extended to October 13, 2012. The Company paid this amount on October 12, 2012 with the proceeds from TCA.

On February 19, 2013, the Company received an advance from a related party in the amount of $75,000, and this amount was outstanding as of June 30, 2013. The advance is unsecured, bears interest at 6% and is due on November 19, 2013.

NOTE 10 – INCOME TAXES

No provision for federal income taxes has been recognized for the three months ended June, 2013 and 2012 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

There is no balance for deferred tax assets as of June 30, 2013 and December 31, 2012 due to uncertainty regarding the realizability of deferred tax assets.

At June 30, 2013 and December 31, 2012, the Company has no uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

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

Results of Operations for the Three and Six Months Ended June 30, 2013 compared to the Three and Six Months Ended June 30, 2012

Introduction

Our revenues, including related party revenues, for the three and six months ended June 30, 2013 were $974,994 and $2,696,325, respectively, compared to $987,356 and $1,465,531 for the three and six months ended June 30, 2012.  Our revenues are generated from the wholesale distribution of hard-to-find drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating (Income) Loss

Our revenues (including revenues from related party), cost of sales, gross profit, operating expenses, operating loss, other expenses, and net loss for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, are as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Revenue	$974,994	983,969	$2,696,325	1,384,773
Revenues, related party	-	3,387	-	80,758
Cost of Sales	(275,656)	(377,800)	(965,827)	(642,971)
Gross Profit	$699,338	609,556	$1,730,498	822,560

Operating Expenses:
General and Administrative	$460,032	553,099	$985,464	765,785
Salaries and commissions	451,314	234,041	1,014,600	413,062
Professional fees	130,371	292,469	400,323	333,496
Total Operating Expenses	$1,041,717	1,079,609	$2,400,387	1,512,343

Operating Loss	$(342,379)	(470,053)	$(669,889)	(689,783)

Other Expenses:
Derivative gain (loss)	$(474,463)	152,269	$(355,092)	49,418
Interest expense	(684,103)	(156,325)	(1,317,767)	(177,038)
Total Other Expenses	$(1,158,566)	(4,056)	$(1,672,849)	(127,620)

Net Income (Loss)	$(1,500,945)	(474,109)	$(2,342,738)	(817,403)

Revenue

Our revenue for the three months ended June 30, 2013 decreased by $12,362, or approximately 1%, as compared to the three months ended June 30, 2012.  However, our revenue for the six months ended June 30, 2013 increased by $1,230,794, or 84%, as compared to the six months ended June 30, 2012.  This increase is a result of an increase in our sales of hard-to-find drugs, which increased because of our marketing efforts and the increased number of states in which we hold licenses, during the first quarter of 2013 compared to the first quarter of 2012.  On January 1, 2012, we had licenses to sell drugs in 24 states.  Currently, we are licensed to sell drugs in 44 states.  The more states we can sell into the greater number of purchasers, such as clinics, hospitals, etc., that we can access.  For example, as of January 1, 2012, we had approximately 129 different entities to which we sold drugs, compared to over 150 entities as of January 1, 2013.

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

Of our total revenues of $974,994 and $2,696,325 for the three and six months ended June 30, 2013, none of it was revenue generated from the markup of the drugs we purchased from Healthrite, as compared to total revenues of $987,356 and $1,465,531 for the three and six months ended June 30, 2012, of which $3,387 and $80,758, or less than 1% and approximately 6%, respectively, was markup on drugs purchased from Healthrite.

We purchase our hard-to-find drugs from a wide variety of small vendors depending on the particular hard-to-find drug that is being sought.  Our current vendors are small, regional pharmaceutical wholesalers.  Approximately 70% of our purchase orders are for under $1,000 each.  During the three months ended June 30, 2013, three vendors accounted for 27%, 21% and 20% of our product purchases, while during the three months ended June 30, 2012, three vendors accounted for 40%, 14%, and 12% of our product purchases.

During the three months ended June 30, 2013, three customers accounted for 13%, 10%, and 5% of our sales, while during the three months ended June 30, 2012, three customers accounted for 44%, 12%, and 10% of our sales.  At June 30, 2013, one customer accounted for 46% of our accounts receivable, while at March 31, 2013, two customers accounted for 19% and 16% of our accounts receivable and at December 31, 2012, one customer accounted for 58% of our accounts receivable.

Cost of Sales

Our cost of sales represents the direct costs attributable to the production of the operations that produce our revenues.  For the three and six months ended June 30, 2013, our cost of sales was $275,656 and $965,827, or 28% and 36%, respectively, of our non-related party revenue, as compared to $377,800 and $642,971, or 38% and 46%, respectively, of non-related party revenue for the three and six months ended June 30, 2012.  The decrease in cost of sales as a percentage of sales is a result of the particular product mix for the period and larger margins available with more volume.  Our cost of sales will increase as our revenues increase, but we expect our cost of sales as percentage of revenue to remain relatively stable.

General and Administrative Expenses

General and administrative expenses decreased by $93,067, or 20% for the three months ended June 30, 2013 compared the three months ended June 30, 2012, and increased by $219,679, or 29%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Because our general and administrative expenses consist primarily of shipping costs, costs for human resources, depreciation expense, costs of business licenses and permits, merchant services and bank fees, rent expense, and other general expenses, we expect them to increase as our operations and revenues increase up to a point, but then level off, as we have seen in each of the first two quarters of 2013.

Salaries and Commissions

Our salaries and commissions increased by $217,273, or 93%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and increased by $601,538, or 145%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2013.  During the three and six months ended June 30, 2013, $183,719 and $286,731, respectively, was paid as commissions to our sales force, as compared to $48,384 and $99,165, respectively, for the three and six months ended June 30, 2012.  The remaining amounts were paid to our officers, Mackie Barch and Eric Clarke, as well as the administrative staff.

Professional Fees

Our professional fees decreased by $162,098, or 55%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, and increased by $66,827, or 20%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  The increase in the six month figures was a result of increased costs for legal, accounting, and consulting services related to being a fully-reporting public company and the overall increase in business operations, while the decrease in three month figures was a short term adjustment.

Derivative Gain (Loss)

Our derivate loss increased by $626,732 and $404,500, respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.  These derivative losses relate to the financing activities during the period.

Interest Expense

Our interest expense increased by $527,778 and $1,140,729, or 338% and 644%, respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.  We financed operations through a revolving credit facility with TCA Global Master Fund, which accounted for the majority of this expense.

Operating Loss; Net Loss

Our operating loss decreased by $127,674, or 27%, from ($470,053) to ($342,379), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and by $19,894, or 3%, from ($689,783) to ($669,889), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Our net loss increased by $1,026,836, or 217%, from ($474,109) to ($1,500,945), for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and by $1,525,335, or 187%, from ($817,403) to ($2,342,738), for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Our losses for three months ended June 30, 2013 increased by 217% even though our revenues decreased by only $12,362, or approximately 1%.  Our losses for the six months ended June 30, 2013 increased by 187% even though our revenues increased by $1,230,794, or 84%.  These increased losses are primarily attributable to the derivate losses and interest expense described above, as our operating losses showed much less variance.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, and debt service.  Our principal source of liquidity as of June 30, 2013 consisted of cash of $205,032 and available credit on our revolving credit facility.  We expect that working capital requirements and debt service will continue to be our principal needs for liquidity over the near term.  Working capital requirements are expected to increase as a result of our anticipated growth.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2013, March 31, 2013, and December 31, 2012, respectively, are as follows:

	June 30,	March 31,	December 31,
	2013	2013	2012

Cash	$205,032	$646,958	$322,556
Total Current Assets	1,356,514	2,168,633	1,585,807
Total Assets	2,649,164	3,477,936	2,897,497
Total Current Liabilities	7,017,841	3,457,454	2,434,654
Total Liabilities	7,767,841	7,139,421	5,589,258

Our cash decreased by $441,926 as of June 30, 2013 compared to March 31, 2013, and by $117,524 compared to December 31, 2012.  Our cash had increased as of March 31, 2013 as a result of borrowing on our revolving credit facility.

Total current assets decreased by $812,119 as of June 30, 2013 as compared to March 31, 2013, and by $229,293 compared to December 31, 2012.  The decrease as compared to December 31, 2012 was primarily a result of the decrease in cash described above and a decrease in prepared expenses and other current assets of $162,371, partially offset by an increase in accounts receivable of $11,746, an increase in inventory of $45,607, and a decrease in deferred financing costs of $6,751.  Prepaid expenses are primarily advertising contracts to promote our Clotamin product.

The decrease in our current assets resulted in a similar decrease in our total assets.

Cash Requirements

We had cash available as of June 30, 2013 of $205,032.  Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $150,000, we will need to continue to raise money from the issuance of equity and/or from our revolving credit facility to fund short term operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $536,325 for the six months ended June 30, 2013, compared to $1,555,023 for the six months ended June 30, 2012.  For the six months ended June 30, 2013, our net cash used in operating activities consisted of our net loss of $2,342,738, offset primarily by a change in fair value of derivative liability (from our revolving credit facility) of $355,082, an amortization of debt discount of $950,865, and amortization of deferred financing costs of $248,918.

Investments

Our net cash used in investing activities was $19,960 for the six months ended June 30, 2013, compared to $49,769 for the six months ended June 30, 2012.  For both periods, our net cash used in investing activities consisted of purchase of property and equipment.

Financing

Our net cash provided by financing activities was $438,761 for the six months ended June 30, 2013, compared to $1,574,679 for the six months ended June 30, 2012.  For the six months ended June 30, 2013, our net cash provided by financing activities consisted primarily of net proceeds from convertible debt of $663,000, offset primarily by payments on convertible lines of credit of $204,517.

Off-balance sheet arrangements

As of June 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

Asher Enterprises, Inc.

On June 5, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $63,000 (the “Note”).  The Note has a maturity date of March 7, 2014, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price.  The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%).  “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Trading Price” means the closing bid price on the applicable day.  The “Fixed Conversion Price” shall mean $0.00005.  The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933.  The Note can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance – 120% of the principal amount; (b) between 61 and 90 days after issuance – 125% of the principal amount; (c) between 91 and 120 days after issuance – 130% of the principal amount; (d) between 121 and 180 days after issuance – 135% of the principal amount.  The purchase and sale of the Note closed on June 19, 2013, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder.  The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Common Stock

On June 14, 2013, we issued 3,759,398 shares of common stock, restricted in accordance with Rule 144, to a third-party as commitment fee for a pending financing transaction.  The issuance was exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited, and there was no solicitation in connection with the issuance.

ITEM 3          Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4          Mine Safety Disclosures

Not applicable.

ITEM 5          Other Information

There have been no events which are required to be reported under this Item.

ITEM 6          Exhibits

(a)           Exhibits

2.1 (5)	Amended and Restated Asset Acquisition Agreement between Amerisure Pharmaceuticals, LLC and Global Nutritional Research, LLC

2.2 (4)	Share Exchange Agreement with Healthcare Distribution Specialists, LLC dated February 13, 2012

2.3 (8)	Stock Purchase Agreement with Bryce Rx Laboratories, Inc. dated December 13, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.

3.2 (2)	Bylaws of Sunpeaks Ventures, Inc.

3.3 (3)	Certificate of Amendment to Articles of Incorporation

4.1 (6)	Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan

4.2 (7)	Sunpeaks Ventures, Inc. Form of Non Statutory Stock Option Agreement

10.1 (8)	Securities Purchase Agreement dated June 5, 2013

10.2 (8)	Convertible Promissory Note dated June 5, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Lables Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on November 4, 2011.
(2)	Incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 filed with the Commission on September 18, 2009.
(3)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 14, 2013.
(4)	Incorporated by reference from Exhibit 10.10 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(5)	Incorporated by reference from Exhibit 10.15 to our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(6)	Incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(7)	Incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 25, 2013.

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

Pharmagen, Inc.

Dated: August 14, 2013		/s/ Mackie Barch
	By:	Mackie Barch
	Its:	President and Chief Executive Officer