Form 10-Q
period 2013-09-30
Pharmagen, Inc.
filed 2013-11-14
CIK 1470915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2013, there were 385,995,995 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1  Financial Statements

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

Consolidated Financial Statements (Unaudited)

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2013	December 31, 2012

Current Assets
Cash	$188,357	$322,556
Accounts receivable	606,531	635,599
Inventory	162,572	147,373
Prepaid expenses and other current assets	328,479	282,315
Deferred financing costs, net of accumulated amortization of $371,232 and $71,908	140,807	197,964

Total Current Assets	1,426,746	1,585,807

Property and equipment, net of accumulated depreciation of $122,058 and $60,054	381,383	90,865
Goodwill	1,195,881	1,195,881
Customer relations, net of accumulated amortization of $3,724 and $0	21,220	24,944
Total Assets	$3,025,230	$2,897,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,019,170	$779,065
Lines of credit	373,710	414,900
Convertible settlement agreement, net of unamortized discount of $473,759 and $0	101,969	-
Current portion of capital lease obligation	40,318	-
Convertible lines of credit, net of unamortized discount of $0 and $590,136	1,110,743	728,838
Convertible note payable, net of unamortized discount of $919,382 and $0	1,286,118	-
Derivative liability	3,127,706	-
Due to related parties	190,815	148,215
Indemnification liability	500,000	100,000
Current portion of note payable	250,000	250,000
Stock payable	-	13,636
Total Current Liabilities	8,000,549	2,434,654

Capital lease obligation, net of current portion	284,544	-
Convertible debt, net of unamortized discount $0 and $947,249	-	502,751
Note payable net of current portion	750,000	750,000
Derivative liability	-	1,901,853
Total liabilities	9,035,093	5,589,258

Commitments and contingencies

Stockholders’ Deficit
Preferred stock; Series A $0.001 par value; 25,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Common stock $0.001 par value; 550,000,000 shares authorized; 364,707,051and 381,125,288 shares issued and outstanding	364,706	381,125
Additional paid in capital	940,610	165,936
Stock held in escrow	(480,303)	(93,939)
Accumulated deficit	(6,837,876)	(3,147,883)
Total Stockholders’ Deficit	(6,009,863)	(2,691,761)

Total Liabilities and Stockholders’ Deficit	$3,025,230	$2,897,497

The accompanying notes are an integral part of these consolidated financial statements.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$1,073,661	$1,780,716	$3,769,986	$3,057,537
Revenues, Related Party	-	-	-	188,710
Total revenues	1,073,661	1,780,716	3,769,986	3,246,247

Cost of Sales	(400,640)	(1,531,824)	(1,366,467)	(2,174,795)
Gross Profit	673,021	248,892	2,403,519	1,071,452

Operating Expenses
General and administrative	432,512	361,052	1,417,976	1,126,837
Salaries and commissions	412,332	265,960	1,426,932	679,022
Professional fees	541,426	195,885	941,749	529,381
Loss on settlement of payables	256,761	-	256,761	-
Total Operating Expenses	1,643,031	822,897	4,043,418	2,335,240

Operating Loss	(970,010)	(574,005)	(1,639,899)	(1,263,788)

Other Expenses
Derivative gains (losses)	354,967	(377,685)	(115)	(328,267)
Interest expense	(732,212)	(85,754)	(2,049,979)	(262,792)
Total Other Expenses	(377,245)	(463,439)	(2,050,094)	(591,059)

Net Loss	$(1,347,255)	$(1,037,444)	$(3,689,993)	$(1,854,847)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding –basic and diluted	368,407,649	370,500,750	379,330,884	347,318,148

The accompanying notes are an integral part of these consolidated financial statements.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDER DEFICIT
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Stock Held in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Escrow	Deficit	Total

Balance, December 31, 2012	3,000,000	$3,000	381,125,288	$381,125	$165,936	$(93,939)	$(3,147,883)	$(2,691,761)

Derivative liability settlement	-	-	-	-	313,709	-	-	313,709
Common stock issued for debt financing	-	-	29,822,365	29,822	334,965	(100,000)	-	264,787
Cancellation of shares	-	-	(50,000,000)	(50,000)	50,000	-	-	-
Stock issued for services	-	-	3,759,398	3,759	71,241	-	-	75,000
Recognition of indemnification liability	-	-	-	-	-	(286,364)	-	(286,364)
Imputed interest on advances from related party	-	-	-	-	4,759	-	-	4,759
Net loss	-	-	-	-	-	-	(3,689,993)	(3,689,993)
Balance, September 30, 2013	3,000,000	$3,000	364,707,051	$364,706	$940,610	$(480,303)	$(6,837,876)	$(6,009,863)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net loss	$(3,689,993)	$(1,854,847)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liability	115	328,267
Imputed interest on advances from related party	4,759	7,303
Amortization of debt discount	1,537,020	171,717
Amortization of deferred financing costs	299,323	-
Share based payments	75,000	-
Loss on settlement of accounts payable	256,761
Depreciation & amortization expense	65,728	24,952
Changes in operating assets and liabilities:
Accounts receivable	29,068	(233,732)
Inventory	(15,199)	(21,481)
Prepaid expenses and other current assets	149,833	(215,513)
Due to related parties	42,600	(62,948)
Accounts payable and accrued liabilities	584,810	444,003
Net Cash (Used in) Provided by Operating Activities	(660,175)	(1,412,279)

Investing Activities
Purchase of property and equipment	(27,660)	(89,190)
Net Cash Used in Investing Activities	(27,660)	(89,190)

Financing Activities
Proceeds from convertible debt	755,500	1,450,000
Net proceeds from convertible lines of credit	(125,174)	57,404
Principal payments on debt	(41,190)	-
Cash paid for deferred financing costs	(35,500)	-
Net Cash Provided by Financing Activities	553,636	1,507,404

Net Increase (Decrease) in Cash	(134,199)	5,935
Cash at Beginning of Period	322,556	38,658
Cash at End of Period	$188,357	$44,593

Supplemental Cash Flow Information:
Interest paid	$16,302	17,306
Income taxes paid	$-	-

Non-Cash Financing Transactions:
Allocation of convertible debt to embedded conversion derivative liabilities	$1,290,807	$1,192,127
Settlement of accounts payable through acquisition of convertible debt & derivative	$623,759	$-
Effect of reverse merger	$-	$220,501
Acquisition of equipment through capital lease	$324,862	$-
Forgiveness of note payable – related party	$-	$90,582
Shares issued for deferred financing costs	$206,667	$-
Cancellation of shares	$-	$50,000
Shares issued in settlement of convertible settlement agreement	$280,847	$-
Settlement of derivative liability	$313,709	$-
Recognition of indemnification liability	$400,000	$-
Payment of accrued interest through acquisition of debt	$83,057	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

Bryce changed its name to Pharmagen Laboratories, Inc. effective on March 4, 2013.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has a history of incurring net losses and at September 30, 2013 has an accumulated net loss totaling $6,837,876. At September 30, 2013, the Company held cash of $188,357. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements as of and for the nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements were prepared consistent with and should be read in conjunction with the financial statements of the Company for the years ended December 31, 2012 and 2011, and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013.

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

The Company acts as an agent for sales of products on behalf of HealthRite Pharmaceuticals (“HealthRite”), a company wholly owned and controlled by the President and a Director of the Company. HealthRite is a pharmacy and is therefore prohibited from distributing pharmaceuticals across state lines. During April 2012, the Company’s sales arrangement with HealthRite ceased. See NOTE 9 for additional discussion. During the nine month periods ended September 30, 2013 and 2012, the Company recognized net revenue from sales to HealthRite of $0 and $80,758 based on gross sales of $0 and $188,710, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the time of issuance to be cash equivalents. These investments are carried at cost which approximates fair value. At September 30, 2013 and December 31, 2012, there were no cash equivalents.

The Company had cash of $188,357 and $322,556 at September 30, 2013 and December 31, 2012, respectively.

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

Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected. At September 30, 2013 and December 31, 2012, the Company’s allowance for doubtful accounts was $0.

Inventory

Inventory is comprised of Clotamin and non-Clotamin and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The non-Clotamin is a collection of several raw materials that are used in combinations to make pharmaceutical drugs, some of which is stored in a warehouse and handled by a third party. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At September 30, 2013 and December 31, 2012, the allowance for obsolete or unmarketable inventory was $0, and during the three and nine month periods ended September 30, 2013 and 2012, the Company recognized no inventory impairments.

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

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $62,004 and $24,952, respectively, including depreciation of assets under capital lease totaling $16,199 and $0, respectively. The depreciation expense for the three months ended September 30, 2013 and 2012 was $25,481 and $10,551 respectively.

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

If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset. No impairments were identified as of September 30, 2013 and December 31, 2012 or during the three and nine month periods ended September 30, 2013 and 2012.

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

At September 30, 2013 and December 31, 2012, the Company’s intangible assets consisted of Goodwill and Customer Relations. Amortization expense on Customer Relations during the three and nine months ended September 30, 2013 was $1,247 and $3,724, respectively. The Company did not record any amortization expense on Customer Relations during the three and nine month periods ended September 30, 2012.

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

Debt Discount

Costs incurred with parties who are providing long-term financing, which include the fair value of an embedded derivative conversion feature are reflected as a debt discount and are amortized over the life of the related debt. The Company recorded debt discounts attributable to the embedded conversion derivative liabilities related to the convertible debt debentures issued during the nine months ended September 30, 2013 totaling $1,290,807.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses for all periods presented. Advertising expenses for the nine month periods ended September 30, 2013 and 2012 were $113,088 and $375,795, respectively.

Sales Commission

The Company accrues sales commission to sales representatives when sales are made and pays it when cash is reasonably collectible from customers according to its performance based model for commission valuing. Depending on the experience of the sales representative, and whether monthly targets are met, the commission percentage range from 8-25% of the sales generated.

Concentration of Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) and at times, balances may exceed government insured limits. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. At September 30, 2013, the amounts held in the banks exceeded the insured limit. The Company has never experienced any losses related to these balances.

During the three months ended September 30, 2013 three vendors accounted for 32%, 31% and 11% of purchases, and during the nine months ended September 30, 2013 three vendors accounted for 36%, 28% and 17% of purchases. During the three months ended September 30, 2012, three vendors accounted for 45%, 19% and 9% of purchases, and during the nine months ended September 30, 2012, three vendors accounted for 46%, 18% and 7% of purchases.

During the three months ended September 30, 2013, two customers accounted for 19% and 12% of sales, and during the nine months ended September 30, 2013, two customers accounted for 19% and 11% of sales. During the three and nine months ended September 30, 2012, one customer accounted for 24% and 33% of sales, respectively. At September 30, 2013 one customer accounted for 20% of accounts receivable and at December 31, 2012, one customer accounted for 58% of Pharmagen’s accounts receivable.

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

Income (Loss) per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from convertible debts and convertible line of credit. However, for all years presented, all outstanding convertible notes are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 210,844,214 were excluded from the loss per share computation for the three and nine months ended September 30, 2013. Anti-dilutive common stock equivalents of 15,000,000 were excluded from the loss per share computation for the three and nine months ended September 30, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). For the three and nine month periods ended September 30, 2013 and 2012, the Company had no items representing other comprehensive income or loss.

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

Subsequent Events

The Company evaluated material events occurring between September 30, 2013 and through the date when the consolidated financial statements were issued.

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

A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. Under recapitalization accounting, the equity of the accounting acquirer, HDS, is presented as the equity of the combined enterprise and the capital stock account of HDS is adjusted to reflect the par value of the outstanding stock of the legal acquirer (the Company) after giving effect to the number of shares issued in the business combination. Shares retained by the Company are reflected as an issuance as of the merger date for the historical amount of the net assets of the acquired entity, which in this case is zero, on the accompanying consolidated statement of stockholders’ deficit of 220,500,750 shares, which consists of the Companies shares outstanding at December 31, 2011 of 370,500,750 plus 50,000,000 shares issued by the Company immediately prior and conjunction with the Merger to settle the Companies’ debt outstanding prior to the Merger date, less 200,000,000 shares cancelled which were held by the former controlling owner of the Company.  In the nine months ended September 30, 2013, the 50,000,000 shares issued immediately prior to the Merger were cancelled as the Company determined that no consideration had been exchanged for the shares.

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

Amortization expense on Customer Relations during the three and nine months ended September 30, 2013 was $1,247 and $3,724, respectively.

NOTE 6 – DEBT

Lines of Credit

The Company has a $200,000 line of credit agreement with a financial institution which bears interest at US prime rate plus 1% per annum, but in no event less than 5.5% (5.5% at September 30, 2013 and December 31, 2012), is due on demand, and is secured by all assets of the Company. As of September 30, 2013 and December 31, 2012, the Company had outstanding balances on the line of credit of $200,000. The Company is currently in good standing and was in good standing at September 30, 2013 and December 31, 2012. There are no outstanding debt covenants.

On December 13, 2012, upon the acquisition of Bryce, the Company assumed two lines of credit from Bryce, an overdraft line of credit and a business line of credit which at that time had an outstanding balance of $22,410 and $195,050, respectively. The overdraft line of credit agreement has a maximum credit line of $25,000 and bears interest at 9.25%, and the business line of credit has a maximum credit line of $200,000, bears interest rate at 4.5% and expires in 2016. As of September 30, 2013 and December 31, 2012, the Company had outstanding balances on the overdraft line of credit and business line of credit of $173,710 and $214,900, respectively.

Capital lease obligation

During the nine months ended September 30, 2013, the Company acquired assets with a cost of $324,862, included in furniture and equipment, under a capital lease.  The lease has a term of seven years, has payments of $5,315 including interest at 9.5%, and contains a bargain purchase option.

Future minimum lease payments as of September 30, 2013 are:

Amounts payable in year one	$74,415
Amounts payable in year two	63,784
Amounts payable in year three	63,784
Amounts payable in year four	63,784
Amounts payable in year five	63,784
Thereafter	116,938
Total payments	446,490
Less amounts representing interest	(121,628)
Total capital lease obligation	324,862
Less current portion of capital lease obligation	(40,318)
Capital lease obligation, net of current portion	$284,544

Non-interest bearing note payable

In connection with the acquisition of Bryce, the Company issued a note payable in the amount $1,000,000 to the seller. The note payable is payable in four installments at $250,000 each on December 31 beginning in 2013. Accrued imputed interest for the three and nine months ended September 30, 2013 was $13,863 and $41,137, respectively.

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

On October 11, 2012, the Company advanced a total of $700,000 from the Credit Agreement and paid a commitment fee of $128,963 by issuing 3,048,781 common shares valued at then current trading price of $0.042 per share. The Company recorded the commitment fee as deferred financing costs. The deferred financing cost is amortized over the life of the Credit Agreement. During the three and nine months ended September 30, 2013, the Company amortized $8,126 and $71,725, respectively, of the deferred financing costs. The Credit Agreement carries interest at the rate of 12% per annum, increasing to 18% per annum upon the occurrence of an event of default and expires in nine months following the Closing Date.

On December 12, 2012, the Company advanced another $750,000 from the Credit Agreement which matures in nine months after December 12, 2012 and amended the terms. According to the amended Credit Agreement, the Company is to issue a variable number of shares that equal $150,000 and if TCA is not able to realize at least $150,000 upon sale of the shares, the Company shall issue additional common shares to TCA to make up for the shortfall (“Make-Whole Provision”) or settle any deficit in cash.

On December 12, 2012, the Company issued 4,545,454 common shares as a commitment fee for the fixed amount of $150,000. Those shares were fair valued at $140,909 at the then current trading price of $0.031 per share and recorded as deferred financing costs. The deferred financing cost is amortized over the life of the amended Credit Agreement. During the three and nine months ended September 30, 2013, the Company amortized, $56,750 and $126,239, respectively, of the deferred financing costs.

As at December 31, 2012, the 4,545,454 shares were revalued at $136,364 using the then current trading price of the Company, and in accordance with the Make-Whole Provision, the Company recorded a stock payable of $13,636 as a liability.

During the nine months ended September 30, 2013, the Company entered into a Senior Secured Credit Facility Agreement with TCA which includes a mandatory redemption feature applicable to all previous commitment fees, accordingly the Company recorded indemnification liability of $300,000 related to the $700,000 and $750,000 advances in 2012 and recorded $286,364 as shares held in escrow and reversed the $13,636 stock payable.

In addition, TCA has the right, in its sole discretion, to convert the outstanding principal and any accrued interest, fees or expenses due into shares of the Company’s Common Stock at the conversion price per share equal to the converted amount divided by 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to the conversion date. The Company has evaluated the embedded conversion feature under ASC 815 and determined the embedded conversion feature to be a derivative and recorded an initial derivative liability of $415,515 for the $700,000 advance and $463,661 for the $750,000 advance as debt discount. (See Note 7) The debt discount is amortized over nine months using the effective interest method.

During the nine months ended September 30, 2013, the Company made advances of $912,650, repaid $1,120,881 and relieved $94,269 of related derivative liability into paid-in-capital. As of September 30, 2013 and December 31, 2012, the Revolving Note had a balance of $1,110,743 and $1,318,974, respectively.

As of December 31, 2012, the accrued interest and unamortized discount was $22,325 and $590,136, respectively. As of September 30, 2013, the accrued interest and unamortized discount were $0. Discount amortization for the three and nine months ending September 30, 2013 was $0 and $590,136, respectively. Of these amounts, $0 and $23,207 was additional amortization accelerated due to repayments for the three and nine months ended September 30, 2013, respectively.

During the nine months ended September 30, 2013, the maturity date of the Convertible Line of Credit was extended to December 12, 2013, in accordance with the terms of the Revolving Credit Agreement.

The derivatives for all convertible lines of credit were valued using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2013	December 31, 2012
Market value of stock on measurement date	$0.0103	$0.030
Risk-free interest rate	0.02%	0.05%
Dividend yield	0%	0%
Volatility factor	221%	201%
Term	0.19 years	0.27 years

2013 Convertible promissory note

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

The debt discount is accreted to interest expense over the life of the convertible debentures using effective interest method. During the three and nine months ended September 30, 2013, the Company recorded interest accretion expense of $268,887 and $406,900, respectively, which is included in interest expense on the accompanying consolidated statement of operations.

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

The derivatives for convertible promissory note were valued using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2013	At Issuance, March 29, 2013
Market value of stock on measurement date	$0.0103	$0.031
Risk-free interest rate	0.07%	0.14%
Dividend yield	0%	0%
Volatility factor	221%	209%
Term	0.70 years	1.23 years

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

The debt discount is accreted to interest expense over the life of the convertible debentures using effective interest method. During the three and nine months ended September 30, 2013, The Company recorded interest accretion expense of $161,797 and $378,786, respectively, which is included in interest expense on the accompanying consolidated statement of operations. During the three and nine months ended September 30, 2012, the Company recorded interest accretion expense of $38,449 and $171,717, respectively, which is included in interest expense on the accompanying consolidated statement of operations.

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

The derivatives for 2012 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2013	December 31, 2012
Market value of stock on measurement date	$0.0103	$0.030
Risk-free interest rate	0.04%	0.16%
Dividend yield	0%	0%
Volatility factor	221%	200%
Term	0.46-0.69 years	1.21-1.44 years

2013 Convertible Debentures

On June 5, 2013, the Company issued a total $63,000 of convertible debentures to an investor.  The Debenture has a maturity date of March 7, 2014, and is convertible after 180 days into common stock of the Company at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance – 120% of the principal amount; (b) between 61 and 90 days after issuance – 125% of the principal amount; (c) between 91 and 120 days after issuance – 130% of the principal amount; (d) between 121 and 180 days after issuance – 135% of the principal amount.

On August 1, 2013, the Company issued a total $42,500 of convertible debentures to the same investor.  The Debenture has a maturity date of May 5, 2014, and is convertible after 180 days into common stock of the Company at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance – 120% of the principal amount; (b) between 61 and 90 days after issuance – 125% of the principal amount; (c) between 91 and 120 days after issuance – 130% of the principal amount; (d) between 121 and 180 days after issuance – 135% of the principal amount.

On July 10, 2013, the Company issued a $50,000 convertible debenture to an investor.  The Debenture has a maturity date of March 7, 2014 and the note is convertible into the Company's common stock at a conversion price which is the lesser of $0.03 or 60% of the lowest trade price in the 25 trading days previous to the conversion.

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

The debt discount is accreted to interest expense over the life of the convertible debentures using the straight-line method. During the three and nine months ended September 30, 2013, the Company recorded interest accretion expense of $41,515 and $47,242, respectively, which is included in interest expense on the accompanying consolidated statement of operations.

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

The derivatives for 2013 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

		At Issuance,	At Issuance,	At Issuance,
	September 30,	August 1,	July 10,	June 5,
	2013	2013	2013	2013
Market value of stock on measurement date	$0.0103	$0.026	$0.028	$0.028
Risk-free interest rate	0.07%	0.11%	0.13%	0.11%
Dividend yield	0%	0%	0%	0%
Volatility factor	221%	225%	223%	226%
Term	0.43 - 0.78 years	0.76 years	1 year	0.76 years

Convertible Settlement Agreement

On August 30, 2013, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between the Company and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs. Pharmagen, Inc., Case No. 2013 CA 6471 NC (the “Action”). IBC commenced the Action against us to recover an aggregate of $623,759 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development and legal services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on September 5, 2013.

In settlement of the Claims, Company shall initially issue and deliver to IBC, in one or more tranches as necessary, shares of Common Stock (the “Initial Issuance”), subject to adjustment and ownership limitations as set forth below, sufficient to satisfy the compromised amount at a forty-five percent (45%) discount to market (the total amount of the claims multiplied by 55%) based on the market price during the valuation period as defined herein through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act (the “settlement shares”). The Company shall also issue to IBC, on the issuance date(s), 400,000 shares as a settlement fee.

During the Valuation Period, the Company shall deliver to IBC, through the Initial Issuance and any required Additional Issuance, that number of shares (the “Final Amount”) with an aggregate value equal to (A) the sum of the Claim Amount, divided by (B) the Purchase Price.    If at any time during the Valuation Period the Bid Price is below 90% of the Bid Price on the day before the Issuance Date, Company will immediately cause to be issued and delivered to IBC such additional shares as may be required to effect the purposes of this Settlement Agreement (each, an “Additional Issuance”). At the end of the Valuation Period, if the sum of the Initial Issuance and any Additional Issuance is greater than the Final Amount, IBC shall promptly deliver any remaining shares to Company or its transfer agent for cancellation.

The Valuation Period is calculated as the twenty (20) day trading period preceding the share request (the “Trading Period”); provided that the Valuation Period shall be extended as necessary in the event that (1) the Initial Issuance is delivered in more than one tranche, and/or (2) one or more Additional Issuances is required to be, in which case the Valuation Period for each issuance shall be extended to include additional trading days pursuant to such issuance.  The Valuation Period shall begin on the first trading following the Issuance Date, but shall be suspended to the extent that any subsequent Initial Issuance tranche and/or Additional Issuance is due to be made until such date as such Initial Issuance tranche and/or Additional Issuance is delivered to IBC.  Any period of suspension of the Valuation Period shall be established by means of a written notice from ITB to the Company.

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date.  The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of September 30, 2013, the Company recorded aggregate debt discounts of $623,759 related to the conversion rights and recorded $248,641 of expense related to the excess value of the derivative value over the value of the convertible debt, which were accounted for as a loss on settlement of accounts payable.

The debt discount is accreted to interest expense over the life of the convertible debentures using the straight-line method. During the three and nine months ended September 30, 2013, the Company recorded interest accretion expense of $101,969, which is included in interest expense on the accompanying consolidated statement of operations.

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

During the nine months ended September 30, 2013, the Company issued shares totaling 22,755,698 in settlement of $150,000 of the outstanding balance and relieved $219,440 of related derivative liability into paid-in-capital. These settlements were made on August 30, 2013, September 13, 2013, and September 30, 2013 for $50,000 each.  As of September 30, 2013 Convertible Settlement Agreement had a balance of $473,759.

The derivatives for 2013 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	On Settlement and Revaluation,	On Settlement,	On Settlement,	At Issuance,
	September 30,	September 13,	August 30,	August 29,
	2013	2013	2013	2013
Market value of stock on measurement date	$0.0103	$0.0130	$0.0229	$0.0220
Risk-free interest rate	0.04%	0.02%	0.05%	0.06%
Dividend yield	0%	0%	0%	0%
Volatility factor	221%	222%	226%	226%
Term	0.41 years	0.46 years	0.5 years	0.5 years

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair Value on a Recurring Basis

The following table presents the Company’s financial liabilities measured and recorded on a recurring basis at fair value on the Company’s consolidated balance sheets and their level within the fair value hierarchy as of September 30, 2013.

	Total	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$3,127,706	$-	$-	$3,127,706
Indemnification liability	$500,000	$-	$500,000	$-

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

Fair Value on Non Recurring Basis

The Company’s assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
Asset:
Goodwill	$1,195,881	$-	$-	$1,195,881

The following table reconciles, for the nine months ended September 30, 2013, the beginning and ending balances for embedded conversion derivatives that are recognized at fair value in the consolidated financial statements:

Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2012	$1,901,853
Fair value of embedded conversion derivative liabilities at issuance	1,290,807
Loss at issuance	55,294
Debt settlement	(313,709)
Loss on settlement of AP through acquisition of debt with embedded conversion derivative liability	248,641
Gain on fair value adjustments to embedded conversion derivative liabilities	(55,179)
Balance of embedded conversion derivative liabilities, September 30, 2013	$3,127,706

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

During the nine months ended September 30, 2013, the Company entered into a Senior Secured Credit Facility Agreement (see below) with TCA which includes a mandatorily redemption feature applicable to all previous advances, accordingly the Company recorded indemnification liability of $300,000 related to the $700,000 and $750,000 advances in 2012 and recorded $286,364 as shares held in escrow and reversed the $13,636 stock payable.

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

Settlement Agreement

As noted in Note 6, the Company entered into convertible settlement agreement with IBC whereby the Company would issue shares in several tranches to satisfy the outstanding debt.  During the nine months ended September 30, 2013, the Company settled $150,000 of the outstanding debt in exchange for the issuance of 22,755,698 shares of the Company’s common stock.  In addition, the Company agreed to issue 400,000 commitment shares, valued at $8,120.

Shares issued for services

During the nine months ended September 30, 2013, the Company issued 3,759,398 shares valued at $75,000 for legal services in connection with an equity financing agreement.  The equity financing agreement was not finalized.

Cancellation of shares

In the nine months ended September 30, 2013, the 50,000,000 shares issued immediately prior to the Merger were cancelled as the Company determined that no consideration had been exchanged for the shares.

Preferred Stock

On November 3, 2011, we designated twenty five million (25,000,000) shares of the Preferred Stock as Class A Preferred Stock. Our Class A Preferred Stock has liquidation preference over our common stock, voting rights of one hundred (100) votes per share, with each share convertible into five (5) shares of our common stock.

As of September 30, 2013, we have 3,000,000 shares of Preferred Stock A issued and outstanding.

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

Contributed capital for imputed interest on advances from related party

At September 30, 2013 and December 31, 2012, the Company owed $115,815 and $148,215, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $1,607 and $4,759 on these advances owed during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, the Company imputed interest expense on the advances owed of $2,195 and $7,303, respectively.

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

During the three and nine month periods ended September 30, 2013, the Company had $0 gross sales and $0 net revenue from sales to HealthRite. During the three and nine month periods ended September 30, 2012, the Company recognized net revenue from sales to Healthrite of $0 and $80,758, respectively, based on gross sales of $0 and $188,710,  respectively.

At September 30, 2013 and December 31, 2012, the Company owed $115,815 and $148,215, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $1,607 and $4,759 on these advances owed during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, the Company imputed interest expense on the advances owed of $2,195 and $7,303, respectively.

On February 19, 2013, the Company received an advance from a related party in the amount of $75,000, and this amount was outstanding as of September 30, 2013. The advance is unsecured, bears interest at 6% and is due on November 19, 2013.

NOTE 10 – INCOME TAXES

No provision for federal income taxes has been recognized for the three and nine months ended September 30, 2013 and 2012 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

There is no balance for deferred tax assets as of September 30, 2013 and December 31, 2012 due to uncertainty regarding the realizability of deferred tax assets.

At September 30, 2013 and December 31, 2012, the Company has no uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated through the filing date of these consolidated financial statements and noted the following subsequent event:

•	subsequent to the end of the period, the Company issued 27,955,612 shares in settlement of $100,000 of the outstanding convertible settlement agreement (see Note 6).

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

Results of Operations for the Three and Nine Months Ended September 30, 2013 compared to the Three and Nine Months Ended September 30, 2012

Introduction

Our revenues, including related party revenues, for the three and nine months ended September 30, 2013 were $1,073,661 and $3,769,986, respectively, compared to $1,780,716 and $3,246,247 for the three and nine months ended September 30, 2012.  Our revenues are generated from the wholesale distribution of hard-to-find drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating (Income) Loss

Our revenues (including revenues from related party), cost of sales, gross profit, operating expenses, operating loss, other expenses, and net loss for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, are as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Revenue	$1,073,661	1,780,716	$3,769,986	3,057,537
Revenues, related party	-	-	-	188,710
Cost of Sales	(400,640)	(1,531,824)	(1,366,467)	(2,174,795)
Gross Profit	$673,021	248,892	$2,403,519	1,071,452

Operating Expenses:
General and Administrative	$432,512	361,052	$1,417,976	1,126,837
Salaries and commissions	412,332	265,960	1,426,932	679,022
Professional fees	541,426	195,885	941,749	529,381
Loss on settlement of payables	256,761	-	256,761	-
Total Operating Expenses	$1,643,031	822,897	$4,043,418	2,335,240

Operating Loss	$(970,010)	(574,005)	$(1,639,899)	(1,263,788)

Other Expenses:
Derivative gain (loss)	$354,967	(377,685)	$(115)	(328,267)
Interest expense	(732,212)	(85,754)	(2,049,979)	(262,792)
Total Other Expenses	$(377,245)	(463,439)	$(2,050,094)	(591,059)

Net Loss	$(1,347,255)	(1,037,444)	$(3,689,993)	(1,854,847)

Revenue

Our revenue for the three months ended September 30, 2013 decreased by $707,055, or approximately 40%, as compared to the three months ended September 30, 2012. However, our revenue for the nine months ended September 30, 2013 increased by $523,739, or 16%, as compared to the nine months ended September 30, 2012. The decrease in our year-over-year three-month revenue is a result of a decrease in our sales of hard-to-find drugs during the third quarter. Conversely, the increase in our year-over-year nine-month revenue is also related to sales of our hard-to-find drugs, which increased because of our marketing efforts and the increased number of states in which we hold licenses, during the first quarter of 2013 compared to the first quarter of 2012. In addition, during the nine month period ended September 30, 2013, we had sales of prescription based drugs. On January 1, 2012, we had licenses to sell drugs in 24 states. Currently, we are licensed to sell drugs in 45 states. The more states we can sell into the greater number of purchasers, such as clinics, hospitals, etc., that we can access. For example, as of January 1, 2012, we had approximately 129 different entities to which we sold drugs, compared to over 150 entities as of January 1, 2013.

In 2011, we did not recognize a portion of our gross sales because we received it from Healthrite Pharmaceuticals because Healthrite was owned and controlled by Mackie Barch, one of our officers and our sole director, and Healthrite bore most of the risk for the purchasing and selling of the drugs, with us acting more as a sales agent for Healthrite due to licensing restrictions. In early 2012, Healthrite notified us that due to the cost and effort to maintain a pharmaceutical license it had surrendered its pharmaceutical license and would no longer be selling pharmaceuticals, effective April 10, 2012. As expected, this action did not have a material impact on our business since we now have our own direct relationship with suppliers and resellers of hard-to-find drugs, but it does allow us to recognize all the revenue from our product sales rather than having a disparity between our gross sales and the net revenue we recognize since we are no longer be sourcing the drugs from a related party.

We report revenues from sales of our hard-to-find drugs and Clotamin in one business segment. Related party revenues are sales to Healthrite Pharmaceuticals, a company wholly-owned and controlled by one of our officers and director.

Of our total revenues of $1,073,661 and $3,769,986 for the three and nine months ended September 30, 2013, none of it was revenue generated from the markup of the drugs we purchased from Healthrite, as compared to total revenues of $1,780,716 and $3,246,247 for the three and nine months ended September 30, 2012, of which $0 and $188,710 (or less than 6%) was markup on drugs purchased from Healthrite.

We purchase our hard-to-find drugs from a wide variety of small vendors depending on the particular hard-to-find drug that is being sought. Our current vendors are small, regional pharmaceutical wholesalers. Approximately 70% of our purchase orders are for under $1,000 each. During the three months ended September 30, 2013, three vendors accounted for 32%, 31% and 11% of our product purchases, while during the three months ended September 30, 2012, three vendors accounted for 35%, 16%, and 14% of our product purchases.

During the three months ended September 30, 2013, three customers accounted for 19%, 12%, and 8% of our sales, while during the three months ended September 30, 2012, three customers accounted for 38%, 11%, and 7% of our sales. At September 30, 2013, one customer accounted for 46% of our accounts receivable, while at June 30, 2013, two customers accounted for 19% and 16% of our accounts receivable and at December 31, 2012, one customer accounted for 58% of our accounts receivable.

Cost of Sales

Our cost of sales represents the direct costs attributable to the production of the operations that produce our revenues. For the three and nine months ended September 30, 2013, our cost of sales was $400,640 and $1,366,467, or 37% and 36%, respectively, of our non-related party revenue, as compared to $1,531,824 and $2,174,795, or 86% and 71%, respectively, of non-related party revenue for the three and nine months ended September 30, 2012. The decrease in cost of sales as a percentage of sales is a result of the particular product mix for the period and larger margins available with more volume. Our cost of sales will increase as our revenues increase, but we expect our cost of sales as percentage of revenue to remain relatively stable.

General and Administrative Expenses

General and administrative expenses increased by $71,460, or 20% for the three months ended September 30, 2013 compared the three months ended September 30, 2012, and increased by $291,139, or 26%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Because our general and administrative expenses consist primarily of shipping costs, costs for human resources, depreciation expense, costs of business licenses and permits, merchant services and bank fees, rent expense, and other general expenses, we expect them to increase as our operations and revenues increase up to a point, but then level off, as we have seen in each of the first three quarters of 2013.

Salaries and Commissions

Our salaries and commissions increased by $146,372, or 55%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and increased by $747,910, or 110%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2013. During the three and nine months ended September 30, 2013, $49,413 and $336,144, respectively, was paid as commissions to our sales force, as compared to $39,089 and $138,254, respectively, for the three and nine months ended September 30, 2012. The remaining amounts were paid to our officers, Mackie Barch and Eric Clarke, as well as the administrative staff.

Professional Fees

Our professional fees increased by $345,541, or 176%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, and increased by $412,368, or 78%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase was a result of increased costs for legal, accounting, and consulting services related to being a fully-reporting public company and the overall increase in business operations.

Loss on Settlement of Payables

Our loss on settlement of payables increased to $256,761 from $0 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, and increased from $0 to $256,761 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  The loss on settlement of payables are unpaid obligations in the Settlement Agreement entered into with IBC Funds, LLC in August 2013 and will be reduced as our common stock is issued in connection therewith.

Derivative Gain (Loss)

Our derivative gain increased by $732,652 and $328,152, respectively, for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. These derivative losses relate to the financing activities during the period.

Interest Expense

Our interest expense increased by $646,458 and $1,787,187, or 753% and 680%, respectively, for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. We financed operations through a revolving credit facility with TCA Global Master Fund, which accounted for the majority of this expense.

Operating Loss; Net Loss

Our operating loss increased by $396,005, or 69%, from ($574,005) to ($970,010), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and by $376,111, or 30%, from ($1,263,788) to ($1,639,899), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Our net loss increased by $309,811, or 30%, from ($1,037,444) to ($1,347,255), for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and by $1,835,146, or 99%, from ($1,854,847) to ($3,689,993), for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Our losses for three months ended September 30, 2013 increased by 30% while our revenues decreased by a similar 40%.  Our losses for the nine months ended September 30, 2013 increased by 99% even though our revenues increased by $523,739, or 16%.  These increased losses for the nine-month periods are attributable to operating losses as well as the interest expense described above.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, and debt service. Our principal source of liquidity as of September 30, 2013 consisted of cash of $188,357 and available credit on our revolving credit facility. We expect that working capital requirements and debt service will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Management’s plan to meet our operating expenses in the short term is through equity and/or debt financing, as we do not anticipate that our revenues will be sufficient to meet our operating expenses by December 31, 2013 or thereafter.

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2013, June 30, 2013, and December 31, 2012, respectively, are as follows:

	September 30,	June 30,	December 31,
	2013	2013	2012
Cash	$188,357	$205,032	$322,556
Total Current Assets	1,426,746	1,356,514	1,585,807
Total Assets	3,025,230	2,649,164	2,897,497
Total Current Liabilities	8,000,549	7,017,841	2,434,654
Total Liabilities	9,035,093	7,767,841	5,589,258

Our cash decreased by $16,675 as of September 30, 2013 compared to June 30, 2013, and by $134,199 compared to December 31, 2012.

Total current assets increased by $70,232 as of September 30, 2013 as compared to June 30, 2013, and decreased by $159,061 compared to December 31, 2012. The decrease as compared to December 31, 2012 was primarily a result of the decrease in cash described above and a decrease in accounts receivable of $29,068 and a decrease in deferred financing costs of $57,157, offset by an increase in inventory of $15,199 and prepaid expenses and other current assets of $46,164. Prepaid expenses are primarily advertising contracts to promote our Clotamin product.

Total assets increased by $376,066 as of September 30, 2013 as compared to June 30, 2013, and increased by $127,733 compared to December 31, 2012. In addition to the changes described above in the current assets, the increase as compared to December 31, 2012 was primarily a result of an increase in property and equipment, net of depreciation, of $290,518

Cash Requirements

We had cash available as of September 30, 2013 of $188,357. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $220,000, we will need to continue to raise money from the issuance of equity and/or from our revolving credit facility to fund short term operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $660,175 for the nine months ended September 30, 2013, compared to $1,412,279 for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, our net cash used in operating activities consisted of our net loss of $3,689,993, offset primarily by an amortization of debt discount of $1,537,020, amortization of deferred financing costs of $299,323, loss on settlement of accounts payable of $256,761, prepaid expenses and other curren tassets of $149,833, and accounts payable and accrued liabilities of $584,810.

Investments

Our net cash used in investing activities was $27,660 for the nine months ended September 30, 2013, compared to $89,190 for the nine months ended September 30, 2012. For both periods, our net cash used in investing activities consisted of purchase of property and equipment.

Financing

Our net cash provided by financing activities was $553,636 for the nine months ended September 30, 2013, compared to $1,507,404 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our net cash provided by financing activities consisted primarily of net proceeds from convertible debt of $755,500, offset by net proceeds from convertible lines of credit of $125,174, principal payments on debt of $41,190, and cash paid for deferred financing costs of $35,500.

Off-balance sheet arrangements

As of September 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

ITEM 4  Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1  Legal Proceedings

On August 14, 2013, we filed a lawsuit in the Circuit Court of the 17th Judicial Circuit of Florida in Broward County against TCA Global Credit Master Fund, L.P. (“TCA”) alleging breach of contract, breach of the implied duty of good faith and fair dealing, declaratory judgment, and conversion. In 2012, we entered into a loan agreement with TCA in order to obtain funds to grow and sustain our business. TCA borrowed $2.05 million under the loan agreement. The complaint alleges that TCA violated the agreement by denying funds to us and falsely alleging, including without having initiated any legal proceeding, that we have defaulted on our loan obligations. Our complaint seeks to recover damages based on TCA’s breach of contract and conduct and asks the court to declare that we have not defaulted on our loan obligations because TCA consented to our conduct and TCA waived its rights. Our counsel has granted to TCA extensions of time to answer and/or otherwise respond to the complaint. This matter is ongoing.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

IBC Funds, LLC

On August 30, 2013, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida (the “Court”), entered an Order Granting Approval of Settlement Agreement (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a Settlement Agreement (the “Settlement Agreement”) between us and IBC Funds, LLC, a Nevada limited liability company (“IBC”), in the matter entitled IBC Funds, LLC, vs. Pharmagen, Inc., Case No. 2013 CA 6471 NC (the “Action”). IBC commenced the Action against us to recover an aggregate of $623,758.79 of past-due accounts payable, which IBC had purchased from certain of our vendors pursuant to the terms of separate claim purchase agreements between IBC and each of the respective vendors (the “Assigned Accounts), plus fees and costs (the “Claim”). The Assigned Accounts relate to certain research, technical, development and legal services. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding on September 5, 2013.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 9.99% of the Common Stock.

Furthermore, the Settlement Agreement provides that, for so long as IBC or any of its affiliates hold any shares of Common Stock, we and our affiliates are prohibited from, among other things, voting any securities of Pharmagen, Inc., in favor of: (1) an extraordinary corporate transaction, such as a merger, reorganization or liquidation, involving us or any of our subsidiaries, (2) a sale or transfer of a material amount of our assets or our subsidiaries’ assets, (3) any material change in our present capitalization or dividend policy, (4) any other material change in our business or corporate structure, (5) a change in our charter, bylaws, or instruments corresponding thereto (6) causing a class of our securities to be delisted from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, (7) causing a class of our equity securities to become eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended, (8) terminating our transfer agent, (9) taking any action which would impede the purposes and objects of the Settlement Agreement or (10) taking any action, intention, plan or arrangement similar to any of those enumerated above. These prohibitions may not be modified or waived without further order of the Court.

Pursuant to the terms of the Settlement Agreement approved by the Order, on September 54, 2013, we issued 4,545,454 shares of common stock, $0.001 par value (the “Common stock”) as a settlement fee and agreed to issue, in one or more tranches as necessary, that number of shares equal to the balance of $623,758.79 upon conversion to Common Stock at a conversion rate equal to 45% of the lowest closing bid price of the Common Stock during the 20 trading days prior to the date the conversion is requested by IBC. Accordingly, on September 16, 2013 and October 1, 2013, we issued 8,039,419 and 10,570,824 shares of Common Stock, respectively.

The issuance of Common Stock to IBC pursuant to the terms of the Settlement Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

Asher Enterprises, Inc.

On August 5, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $42,500 (the “Note”). The Note has a maturity date of May 5, 2014, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between the issue date and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 180 days after issuance – 135% of the principal amount. The purchase and sale of the Note closed on August 9, 2013, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Common Stock

On July 9, 2013, we entered into a Consulting Agreement with Bradley Peganoff effective as of July 1, 2013. Mr. Peganoff will advise us for a period of three (3) years in the areas of government agencies and policies, budgeting and marketing. As consideration for the services rendered by Mr. Peganoff, we have agreed to issue to him five million (5,000,000) shares of common stock, restricted in accordance with Rule 144, which have not yet been issued. During the term of the Agreement, we have the right to repurchase a pro-rata portion of the shares at $0.03 per share. As consideration under the Consulting Agreement with Bradley Peganoff, we issued five million (5,000,000) shares of our common stock in exchange for services rendered and valued at $150,000. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

On August 13, 2013, we cancelled 50,000,000 shares of our common stock which had been previously issued to Whetu, Inc. on February 16, 2012, in accordance with the Settlement Agreement and General Mutual Release entered into as of February 12, 2012.

There have been no other events which are required to be reported under this Item.

ITEM 6  Exhibits

(a)           Exhibits

2.1 (5)	Amended and Restated Asset Acquisition Agreement between Amerisure Pharmaceuticals, LLC and Global Nutritional Research, LLC

2.2 (4)	Share Exchange Agreement with Healthcare Distribution Specialists, LLC dated February 13, 2012

2.3 (8)	Stock Purchase Agreement with Bryce Rx Laboratories, Inc. dated December 13, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.

3.2 (2)	Bylaws of Sunpeaks Ventures, Inc.

3.3 (3)	Certificate of Amendment to Articles of Incorporation

4.1 (6)	Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan

4.2 (7)	Sunpeaks Ventures, Inc. Form of Non Statutory Stock Option Agreement

10.1 (9)	Settlement Agreement with IBC Funds, LLC

10.2 (9)	Order Granting Approval of Settlement Agreement with IBC Funds, LLC

10.3 (10)	Securities Purchase Agreement dated August 1, 2013

10.4 (10)	Convertible Promissory Note dated August 1, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

101.LAB	XBRL Lables Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on November 4, 2011.
(2)	Incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 filed with the Commission on September 18, 2009.
(3)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 14, 2013.
(4)	Incorporated by reference from Exhibit 10.10 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(5)	Incorporated by reference from Exhibit 10.15 to our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(6)	Incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(7)	Incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 25, 2013.
(9)	Incorporated by reference from our Current Report on Form 8-K dated September 9, 2013 and filed with the Commission on September 10, 2013.
(10)	Incorporated by reference from our Current Report on Form 8-K dated August 14, 2013 and filed with the Commission on August 15, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmagen, Inc.

Dated: November 14, 2013	By:	/s/ Mackie Barch
Mackie Barch
President and Chief Executive Officer