Form 10-K
period 2013-12-31
Pharmagen, Inc.
filed 2014-03-31
CIK 1470915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,737,279 based on the closing price of $0.03 on June 28, 2013. The voting stock held by non-affiliates on March 11, 2014 consisted of 324,575,954 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 11, 2014, there were 498,575,954 shares of common stock, par value $0.001, issued and outstanding.

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

PHARMAGEN, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

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

ITEM 1 – BUSINESS.

History

Pharmagen, Inc. was formed in the State of Nevada on June 25, 2009 as Sunpeaks Ventures, Inc.

On February 13, 2012, we entered into a Share Exchange Agreement with Healthcare Distribution Specialists, LLC (now known as Pharmagen Distribution, LLC or Pharmagen Distribution) and its members. Pursuant to the agreement, we acquired one hundred percent (100%) of Pharmagen Distribution in exchange for (i) two hundred million (200,000,000) newly-issued restricted shares of our common stock, and (ii) three million (3,000,000) newly-issued restricted shares of our Class A Preferred Stock.

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

On December 13, 2012, we acquired Bryce Rx Laboratories (“Bryce”) through a Stock Purchase Agreement with Robert Guiliano, an individual, for the purchase of all of the outstanding securities of Bryce. Bryce specializes in the formulation of drugs that are not commercially available, require alternate delivery systems, and/or dosing changes. The purchase price was One Million One Hundred Thousand Dollars ($1,100,000), payable (i) One Hundred Thousand Dollars ($100,000) at Closing, and (b) Two Hundred Fifty Thousand Dollars ($250,000) on December 31 of each of the following four (4) years beginning in 2013 (See Note 5).

Bryce changed its name to Pharmagen Laboratories, Inc. effective on March 4, 2013.

Recent Name Change

Effective on January 15, 2013, we changed our name from Sunpeaks Ventures, Inc. to Pharmagen, Inc. This change was to more accurately highlight the pharmaceutical aspect of our business.

Overview

We strive to meet the demands of the health provider market through dynamic, independent wholesale, compounding/admix, and IT solutions. We are a distributor of specialty drugs, compounding and admix pharmacy, and producer of OTC branded multivitamins to the healthcare provider market. The Food and Drug Administration continues to see an increasing number of shortages, especially those involving older sterile injectable drugs. We currently function as a solution provider to hospitals through sterile compounding/admix pharmacy and just-in-time source of supply of products that are hard-to-find due to drug manufacturers’ production shortages. Our long term goal is to become an FDA approved manufacturer of habitually short supply, sterile pharmaceuticals. Through an industry changing, cGMP + ® process, utilizing single-use, modular systems, we intend to set the standard for sterile production in the United States.

In addition to pharmaceuticals, we manufacture and distribute OTC branded health supplements. Our approach to the OTC market is to create suites of products that are designed to work in conjunction with prescription medications to alleviate side effects or prevent drug interactions. With an aging population, more Americans than ever are on prescription medication. We are currently analyzing several OTC products.

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

Distribution Services

As a distributor, we provide pharmaceuticals to hospitals, acute care facilities, surgery centers and other healthcare practitioners. These facilities generally have agreements with primary pharmaceutical providers that provide them with the majority of the drugs they need. However, at times the primary suppliers are either out of a drug or do not carry a particular drug. When this occurs, the facility typically issues a purchase order to companies like us, who then enter the secondary wholesale pharmaceutical market seeking the sought after drug. When we receive a purchase order from a customer, we immediately contact our vendors in the secondary wholesale market to attempt to acquire the drug. When we are successful, we purchase the drugs from the vendors in the secondary wholesale market and then sell the drugs to the facility to fill the purchase order. We do not have formal agreements with the vendors in the secondary wholesale market; instead the transactions are completed on a “one-time” basis through the use of purchase orders.
___________________
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

We believe that the hard-to-find segment will grow significantly due to the high projected demand, manufacturing shortages, regional shortages, and the increasing off-label use of biopharmaceutical drugs and their quota-like system of allocation based on equal distribution and not need, which is the way many hard-to-find drugs are allocated to facilities such as hospitals, surgery centers, and acute care facilities. This quota system creates an imbalance in the market and is the reason many facilities that need hard to find drugs contact Pharmagen Distribution or companies like Pharmagen Distribution.

Additionally, many hospitals carry a small inventory of hard to find drugs because of the high purchase and carrying costs. This tight supply chain results in the frequent need by providers to access the hard-to-find market to rebalance supply with demand. When this happens, hospitals are under timing pressure to obtain the products quickly, often regardless of pricing.

During our fiscal years ended December 31, 2013 and 2012, revenues from sourcing and distribution of hard-to-find pharmaceuticals represented approximately 60% and 92%, respectively, of our total net revenue for those periods.

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

Healthrite Pharmaceuticals

Historically, one of our providers of pharmaceuticals was Healthrite Pharmaceuticals, an entity controlled by Mackie Barch, our President and one of our directors. Healthrite is a “waiver” pharmacy that purchased certain drugs, which it could sell to our subsidiary, Pharmagen Distribution, for Pharmagen Distribution to resell. A “waiver” pharmacy is a pharmacy that has a specific purpose and is non-retail (does not sell to the public). Healthrite was intended for long term care, acute care and other institutional purposes. During the years ended December 31, 2013 and 2012, Pharmagen Distribution purchased $0 and $114,000, respectively, of inventory from HealthRite. Based on these purchases and the subsequent sales of the drugs, during the years ended December 31, 2013 and 2012, Pharmagen Distribution recognized net revenue of $0 and $80,758, respectively based on gross sales of $0 and $188,710, respectively. In early 2012, Healthrite notified us that due to the cost and effort to maintain a pharmaceutical license it had surrendered its pharmaceutical license and will no longer sell pharmaceuticals, effective April 10, 2012. This has not had a material impact on our business since we now have our own direct relationship with suppliers and resellers of hard-to-find drugs, but it does allow us to recognize all the revenue from our product sales rather than having a disparity between our gross sales and the net revenue we recognize since we would no longer be sourcing the drugs from a related party.

Sourcing and Distribution of Blood Plasma Derivatives, Specialty Products, Vaccines, and Anti-Infectives

We believe that worldwide demand for plasma derivative products (made from bio-engineered proteins and blood derivatives), such as Intravenous Immunoglobulin (IVIG), coagulation factors, and albumin is and will continue to grow strongly due to increased use and emerging medical applications for these drugs. Historically, IVIG was targeted at treatment of auto-immune diseases, but therapies such as treatment for Alzheimer’s and other immune deficiencies are contributing to a significant increase in demand for IVIG. Manufacturers have historically not been able to increase production in time to meet increased demand. Many of these disorders have no cure, and as a result, patients often receive treatment for the symptoms for decades, thereby creating long use cycles for these products.

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

During our fiscal years ended December 31, 2013 and 2012, revenues from sourcing and distribution of blood plasma derivatives, specialty products, vaccines, and anti-infectives represented less than 1% of our total revenue for those periods

Sourcing and Distribution of Select Traditional Pharmaceuticals

Pharmagen Distribution also offers sales of traditional pharmaceutical products to its distribution customers. These products include antibiotics, vaccines, and other oral and injectable pharmaceuticals. These product sales opportunities arise when vendors offer Pharmagen Distribution special pricing or exclusivity on certain product lines.

During our fiscal years ended December 31, 2013 and 2012, revenues from sourcing and distribution of select traditional pharmaceuticals represented less than 1% of our total revenue for those periods.

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

On August 1, 2011, Pharmagen Distribution acquired the rights to Clotamin through a purchase agreement with Global Nutritional Research, LLC (GNR), an entity controlled by Mr. Justin Barch, the brother of Mackie Barch, our President and one of our directors.

Clotamin is manufactured for us by a third party manufacturer. We do not have a written agreement with the manufacturer, but instead issue purchase orders when we need product and the manufacturer fills the order. During the years ended December 31, 2013 and 2012 we purchased approximately $0 and $188,000, respectively, of Clotamin from this manufacturer. Our Clotamin product inventory is housed at a third-party warehouse facility located in Maryland that is a logistics company and stores the packaged product for us and then ships to the purchaser when requested by us. When we receive orders for Clotamin, the warehouse facility we utilize ships the product directly to the customer.

During our fiscal years ended December 31, 2013 and 2012, revenues from sales of Clotamin represented approximately 13% and 5%, respectively, of our total revenue for those periods.

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

Clotamin

Since 2008, Clotamin has attracted retail customers through its website, www.clotamin.com, and is offered for sale in pharmacies nationwide. In terms of distribution, Clotamin is available from all the major regional wholesalers, including: Walgreens, Dik Drug Co., H.D. Smith, Miami-Luken, N.C. Mutual Wholesale Drug Co, Prescription Supply, Inc., Rochester Drug Cooperative, Smith Drug Company, Valley Wholesale Drug Company, and Value Drug Company. Pharmagen Distribution plans on leveraging its sales staff to grow the brand in hospitals and pharmacies.

While we are the only seller of Clotamin in the industry, there are other drug manufacturers and wholesalers with similar products (although to our knowledge, there is not another product specifically designed for people on blood thinners). Many of these competitors are more established then we are and have greater financial resources than we do.

Government Approvals and Regulations

Sourcing and Distribution Services

Pharmagen Distribution is currently licensed to distribute pharmaceuticals in 42 states. We currently do not have any federal licenses for our sourcing and distribution services, but at some point we may apply for a license from the Drug Enforcement Agency in order to source and distribute controlled substances.

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

Research and Development

During the years ended December 31, 2013 and 2012, we did not spend any money on company-sponsored research and development activities.

Employees

We currently have two full-time employees, our officers Mackie Barch and Eric Clarke. Our wholly-owned subsidiaries, Pharmagen Distribution and Pharmagen Laboratories, currently have 10 and 12 employees, respectively.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

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

Risk Factors Related to the Business of the Company

Regulation of our distribution business could impose increased costs or delay the introduction of new products, which could negatively affect our profit margins or prevent us from introducing new products and impact our business.

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

As part of an effort to enter into significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks, and as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from any transaction we may consummate, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.

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

Our financial statements as of December 31, 2013 and 2012 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our need to obtain additional financing and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations, or shut down completely.

To date we have relied on cash flow from operations and funding from a small group of investors to fund operations. We have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2013 was approximately $225,000. For the year ended December 31, 2013, our total revenue was approximately $4,800,000 our operating loss was nearly $2,500,000, and our net loss was approximately $6,000,000.

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

Because our officers and directors control a large percentage of our common stock, they have the ability to influence matters affecting our shareholders.

Mackie Barch, one of our officers and directors, beneficially controls nearly 40% of our outstanding voting securities through Old Line Partners, LLC, (after giving effect to the conversion of our Class B Preferred Stock and assuming a March 11, 2014, conversion date). As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls such shares, investors may find it difficult to replace our directors and management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. See “Principal Shareholders.”

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

The pharmaceutical industry in general, and the specialty pharmaceutical industry in particular, are constantly undergoing rapid growth and substantial change. This includes new and frequently changing regulations. This has resulted in increasing consolidation and formation of strategic relationships. For example, we recently acquired a lab business. A cancellation of our relationship with other labs or lab groups that we form a relationship with in the future may have a negative impact on the company because it could limit our exposure or the number of vendors or customers with which we come into contact. We make no assurance that any relationship we have established will continue.

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

We are not eligible with the Depository Trust Company to have our common stock traded electronically, which could negatively affect the trading volume in our stock and make it more difficult for investors to resell their shares.

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

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTCQB and/or we may be forced to discontinue operations.

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

Our ability to continue trading on the OTCQB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCQB and/or we may be forced to discontinue operations.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board of Directors presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders and doing so would dilute stockholders’ percentage ownership of our company.

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

Our  Majority Shareholder is permitted to sell some of its stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

Mackie Barch, our Chief Executive Officer, through Old Line Partners, LLC, has dispositive power over 211 million shares of our common stock (after giving effect to the conversion of our Class B Preferred Stock and assuming a March 11, 2014, conversion date). They may be able to sell up to a combined 1% of our outstanding stock (currently approximately 4.9 million shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if either of them is selling their stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that all written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 received within the last 180 days before the end of our last fiscal year have been resolved.

ITEM 2 – PROPERTIES.

Our executive offices are currently located at 9337 Fraser Ave, Silver Spring, MD 20910. We currently share office space with our wholly-owned subsidiary, Pharmagen Distribution, pursuant to a one year lease that ends on March 31, 2014 at a rate of $1,883 per month. This lease was renewed on March 11, 2014, for an additional six month period at a rate of $1,939 per month. The office space is approximately 2,000 square feet of industrial/office space. The space is utilized for general office purposes and it is our belief that the space we currently occupy is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

Our sales offices are currently located at 2413 Linden Lane, Silver Spring, MD 20910. We lease approximately 1,500 square feet pursuant to a lease that expires on March 31, 2014 at a rate of $1,878 per month. This lease was renewed on February 9, 2014, for an additional six month period at a rate of $1,931 per month.

Pharmagen Laboratories leases approximately 3,700 square feet of office/warehouse space at 30 Buxton Farms Road, Stamford, CT 06905, pursuant to a lease that expires on March 24, 2017, at a rate ranging from $7,213 to $7,980 per month.

Our Clotamin product inventory is housed at a third-party warehouse facility located in Maryland that is a logistics company and stores the packaged product for us and then ships to the purchaser when requested by us.

ITEM 3 – LEGAL PROCEEDINGS.

On May 13, 2013, George Sharp, a private citizen, filed a civil lawsuit against the publishers of penny stock newsletters, as well as the companies they promote. The case is titled, George Sharp v. Xumanni, et al., Case Number 37-2013-00048310, and is pending in the Superior Court of California, County of Los Angeles, Central Division. In addition to us, the complaint names the following entities as defendants: Degroupa Tenner Morales Media Corporation, Centro Azteca S.A., Victory Mark Corporation, Ltd., Xumanni, Harbor Island Development Corporation, Red Giant Entertainment, Inc., VuMee, Inc., Pub Crawl Holdings, Inc., PacWest Equities, Inc., Amwest Imaging, Inc., Goff Corporation, Swingplane Ventures, Inc., World Moto, Inc., and Taglikeme Corporation. The complaint alleges that the defendants disseminated spam emails in order to artificially create a marketplace for the stocks of companies at artificially high prices in violation of California’s Restrictions on Unsolicited Commercial E-Mail Advisers. Under the California Business and Professions Code, the violations alleged in the complaint could expose the defendants to damages of up to $1,000 for each spam email sent to each recipient. Mr. Sharp alleges that he received at least 1,204 emails from the defendants. We have filed a motion to quash the summons and compliant.

On June 13, 2013, American Express Bank (“American Express”) filed a civil lawsuit in the Supreme Court of the State of New York, County of Westchester, against Robert Giuliano and Bryce RX Laboratories, Inc., for damages in the amount of $136,065. The complaint alleges that the defendants breached a credit agreement with American Express. Mr. Giuliano impleaded, in a third-party action, both us and Pharmagen Laboratories, Inc., f/k/a Bryce RX Laboratories, Inc. In the third-party action, Mr. Giuliano asserts various claims, including breach of contract, unjust enrichment and conversion, and seeks to recover damages of $2,112,000, indemnification of the claims by American Express Bank, and attorneys’ fees. We have filed a motion to dismiss the lawsuit because the dispute must be decided in arbitration. Our motion to dismiss is currently pending.

On August 14, 2013, we filed a lawsuit in the Circuit Court of the 17th Judicial Circuit of Florida in Broward County against TCA Global Credit Master Fund, L.P. (“TCA”) alleging breach of contract, breach of the implied duty of good faith and fair dealing, declaratory judgment, and conversion. In 2012, we entered into a loan agreement with TCA in order to obtain funds to grow and sustain our business. TCA loaned us $2.05 million under the loan agreement. The complaint alleges that TCA violated the agreement by denying funds to us and falsely alleging, including without having initiated any legal proceeding, that we have defaulted on our loan obligations. Our complaint seeks to recover damages based on TCA’s breach of contract and conduct and asks the court to declare that we have not defaulted on our loan obligations because TCA consented to our conduct and TCA waived its rights.

On March 14, 2014, we entered into a Settlement and Release Agreement and a Consolidated, Amended and Restated Promissory Note with TCA pursuant to which we agreed to pay Two Million Four Hundred Thirty Three Thousand One Hundred Eighty Two and 68/100 Dollars ($2,433,182.68) pursuant to one of two alternative payment schedules as set forth in the Settlement Agreement. Under payment Schedule 1, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, $1,700,000 on September 30, 2014, and approximately $23,975 on each of twelve (12) consecutive months beginning on October 31, 2014. In the alternative, under payment Schedule 2, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, and approximately $675,675 on each of September 30, 2014, December 31, 2014, and March 31, 2015. The election between payment Schedule 1 and Schedule 2 will be made by us on or before September 30, 2014. In addition, TCA will return to us for cancellation all of the approximately 17,291,205 shares of our common stock previously issued to it.

ITEM 4 – MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTCQB tier of the marketplace maintained by OTC Markets, Inc. (the “OTCQB”) under the symbol “PHRX.” Our stock began trading on the Over the Counter Bulletin Board (“OTCBB”) on October 25, 2011, and has been traded on the OTCQB since October 1, 2013. Our common stock only trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2013 and 2012, as provided by OTC Markets Group, Inc., and the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low
2012	First Quarter	$1.04	$0
	Second Quarter	$2.40	$0.035
	Third Quarter	$0.088	$0.035
	Fourth Quarter	$0.599	$0.025

2013	First Quarter	$0.095	$0.029
	Second Quarter	$0.325	$0.0025
	Third Quarter	$0.03	$0.0086
	Fourth Quarter	$0.016	$0.003

2014	First Quarter (through February 28, 2014)	$0.006	$0.0025

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

Holders

As of March 11, 2014, there were 498,575,954 shares of our common stock issued and outstanding and held by 155 holders of record and over 34,000 beneficial owners.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2012, our Board of Directors approved the Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan and set aside 40,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of December 31, 2013, we have not made any awards under the Plan.

As of December 31, 2013, we had the following options outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	- 0 -		- 0 -	- 0 -
Equity compensation plans not approved by security holders	14,957,279	(1)	$0.0065	- 0 -
Total	14,957,279	(1)	$0.0065	- 0 -

(1)
As consideration under a Consulting Agreement entered into with Bagel Boy Equity Group, II, LLC (“Bagel Boy”), we issued Bagel Boy a warrant to acquire up to three percent (3%) of our issued and outstanding shares of common stock, calculated at the time of exercise, at an exercise price of $0.0065 per share. The warrant vests in two equal parts, one-half immediately and one-half upon completion of the acquisition of two (2) Acquisition Targets, as defined in the Consulting Agreement. The warrant may be exercised at any time beginning on June 9, 2014 and during the seven (7) years thereafter, subject to the vesting set forth above and a 9.9% ownership limitations set forth therein. For purposes of illustration only, we have assumed that the entire warrant was exercised as of March 11, 2014.

Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2013:

On December 12 and 13, 2013, we entered into a Securities Purchase Agreement with two investors for the sale of one hundred twenty five thousand (125,000) shares of our newly created Series C Convertible Preferred Stock at $1.00 per share, for total consideration of $125,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the shareholder was accredited, familiar with our operations, and there was no solicitation in connection with the issuance. Our Board of Directors approved an offering of up to five hundred thousand (500,000) shares of Series C Convertible Preferred Stock at $1.00 per share.

The shares of Series C Convertible Preferred Stock have one (1) vote per share, are redeemable by us on ten (10) trading days advance notice at two hundred percent (200%) of the purchase price, and are convertible into common stock on either a fixed percentage basis or a variable conversion basis.

On a fixed conversion basis, the holders of the Series C Convertible Preferred Stock can acquire upon conversion, in the aggregate, fifteen percent (15%) of the then-outstanding shares of common stock of the Company. On a variable conversion basis, the shares are convertible at 33.33% of the lowest five (5) closing bid prices of our common stock during the ten (10) trading days prior to conversion. In no event can any single shareholder convert the Series C Convertible Preferred Stock if it will result in their ownership exceeding 9.99% of our then issued and outstanding shares.

On December 20, 2013, we received a signed version of a Securities Exchange Agreement from Old Line Partners, LLC, a Nevada limited liability company, whose manager is Mackie Barch, one of our officers and directors. Pursuant to the terms of the Exchange Agreement, Old Line exchanged all three million (3,000,000) shares of our Class A Preferred Stock that are currently issued and outstanding for five million one hundred thousand (5,100,000) shares of our newly created Series B Convertible Preferred Stock. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the shareholder was accredited, familiar with our operations, and there was no solicitation in connection with the issuance.

ITEM 6 – SELECTED FINANCIAL DATA.

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements as of December 31, 2013 their uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate sufficient revenue to fund our operations. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will not cover our operating expenses for even the next sixty days. There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Introduction

Our revenues, including related party revenues, for the year ended December 31, 2013 were $4,813,048, compared to $4,260,610 for the year ended December 31, 2012. Our revenues are generated from the wholesale distribution of hard-to-find drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating (Income) Loss

Our revenues (including revenues from related party), cost of sales, gross profit, operating expenses, operating loss, other expenses, and net loss for the year ended December 31, 2013, as compared to the year ended December 31, 2012, are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Change ($)	Percentage Change (%)

Revenue	$4,813,048	3,937,234	$875,814	22%
Revenues, related party	-	323,376	(323,376)	-100%
Cost of Sales	(1,767,836)	(2,996,106)	1,228,270	-41%
Gross Profit	$3,045,212	1,264,504	$1,780,708	141%

Operating Expenses:
General and Administrative	$2,103,231	1,669,448	$433,783	26%
Salaries and commissions	1,823,408	901,465	921,943	102%
Professional fees	1,277,601	789,846	487,755	62%
Loss on settlement of payables	256,761	-	256,761	-
Impairment of goodwill	1,195,881	-	1,195,881	-
Total Operating Expenses	$6,656,882	3,360,759	$3,296,123	98%

Operating Loss	$(3,611,670)	(2,096,255)	$(1,515,415)	72%

Other Expenses:
Derivative gains	$633,022	90,005	$543,017	603%
Loss on Settlement of Debt	$(14,265)	-	(14,265)	-
Interest expense	(3,007,701)	(765,018)	(2,242,683)	293%
Total Other Expenses	$(2,388,944)	(675,013)	$(1,713,931)	254%

Net Income (Loss)	$(6,000,614)	(2,771,268)	$(3,229,346)	117%

Revenue

Our revenue for the year ended December 31, 2013 increased by $875,814 as compared to the year ended December 31, 2012. This increase is a result of an increase in our sales of hard-to-find drugs and an approximately $400,000 increase in sales of our Clotamin product, which increased because our marketing efforts and the increased number of states in which we hold licenses. On January 1, 2011, we had licenses to sell drugs in 10 states. Currently, we are licensed to sell drugs is 42 states. The more states we can sell into the greater number of purchasers, such as clinics, hospitals, etc. that we can access.

In 2011, we did not recognize a portion of our gross sales because we received it from Healthrite Pharmaceuticals and Healthrite was owned and controlled by Mackie Barch, one of our officers and directors, and Healthrite bore most of the risk for the purchasing and selling of the drugs, with us acting more as a sales agent for Healthrite due to licensing restrictions. In early 2012, Healthrite notified us that due to the cost and effort to maintain a pharmaceutical license it has surrendered its pharmaceutical license and will no longer be selling pharmaceuticals, effective April 10, 2012. We do not expect this action to have a material impact on our business since we now have our own direct relationship with suppliers and resellers of hard-to-find drugs, but it will allow us to recognize all the revenue from our product sales rather than having a disparity between our gross sales and the net revenue we recognize since we will no longer be sourcing the drugs from a related party.

We report revenues from sales of our hard-to-find drugs and Clotamin in one business segment. Related party revenues are sales to Healthrite Pharmaceuticals, a company wholly-owned and controlled by Mackie Barch, one of our officers and directors.

Of our total revenues of $4,260,610 for the year ended December 31, 2012, $323,376, or 7.6% of it, was revenue generated from the markup of the drugs we purchased from Healthrite. There were no related party revenues for the year ended December 31, 2013.

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

Cost of Sales

Our cost of sales represents the direct costs attributable to the production of the operations that produce our revenues. For the year ended December 31, 2013, our cost of sales was $1,767,836, or 37% of our non-related party revenue, as compared to $2,996,106, or 76% of non-related party revenue for the year ended December 31, 2012. During 2012, sales primarily consisted of our distribution revenue, which was for hard to find drugs sourced from third party labs and for which margins were much lower; approximately 25%. Upon acquisition of Pharmagen Laboratories, Inc., many of these drugs were able to be sourced directly from our lab. Anything sourced from our lab has an approximately 80% margin, resulting in the blended margin of approximately 65% for 2013.

General and Administrative Expenses

General and administrative expenses increased by $433,783, or 26% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Because our general and administrative expenses consist primarily of shipping costs, costs for human resources, depreciation expense, costs of business licenses and permits, merchant services and bank fees, rent expense, and other general expenses, we expect them to increase as our operations and revenues increase.

Salaries and Commissions

Our salaries and commissions increased by $921,943, or 102% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase primarily related to salaries of Pharmagen Laboratories, Inc., which was acquired on December 12, 2012. Salaries for Pharmagen Laboratories, Inc., totaled $711,863 for the year ended December 31, 2013.

Professional Fees

Our professional fees increased by $487,755, or 62%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This was a result of increased costs for legal, accounting, and consulting services related to being a fully-reporting public company and the overall increase in business operations.

Interest Expense

Our interest expense increased by $2,242,683, or 293%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The majority of the increase for 2013 related to amortization of discounts on convertible debt, which totaled $2,217,637 for the year ended December 31, 2013, as compared to $533,916 for the year ended December 31, 2012. The remainder of the increase was attributable to the acquisition of additional debt to fund acquisitions and continuing operations.

Operating Loss; Net Loss

Our operating loss increased by $1,515,415, or 72% for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Our net loss increased by $3,229,346 or 117%, from ($2,771,268) to ($6,000,614), for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our losses increased even though our revenues increased by $875,814, or 22%, during the same periods. The increase in operating loss is a result of our increase in expenses, as our general and administrative expenses increased by $505,902, or 30%, our salaries and commissions increased by $921,943, or 102%, and our professional fees increased by $487,755, or 62%, as well as a loss resulting from an impairment of goodwill totaling $1,195,881. The increase in net loss resulted from the changes in operating expenses and the increase in interest expense, partially offset by the increase in the gain on derivatives of $543,017.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, and debt service. Our principal source of liquidity as of December 31, 2013 consisted of cash of $225,983, and available credit on our revolving credit facility. We expect that working capital requirements and debt service will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Management’s plan to meet our operating expenses in the short term is through equity and/or debt financing, and we anticipate that our revenues will be sufficient to meet our operating expenses by December 31, 2014. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2013 and December 31, 2012, respectively, are as follows:

	December 31,	December 31,
	2013	2012	Change

Cash	$225,983	$322,556	$(96,573)
Total Current Assets	879,305	1,585,807	(706,502)
Total Assets	1,282,300	2,897,497	(1,615,197)
Total Current Liabilities	8,084,814	2,434,654	5,650,160
Total Liabilities	8,868,814	5,589,258	3,279,556

Our cash decreased by $96,573 as of December 31, 2013 compared to December 31, 2012 as a result of decreased borrowing on our revolving credit facility. Total current assets decreased by $706,502 for those same periods as a result of a decrease in accounts receivable of $267,751, inventory of $10,404, prepaid expenses and other current assets of $224,211, and deferred financing costs of $107,563. Prepaid expenses are primarily advertising contracts to promote our Clotamin product.

In addition to the decrease in our current assets, our total assets decreased by $1,615,197 as a result of the above mentioned changes as well as a loss resulting from impairment of goodwill totaling $1,195,881.

Cash Requirements

We had cash available as of December 31, 2013 of $225,983. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $150,000, we will need to continue to raise money from the issuance of equity and/or from our revolving credit facility to fund short term operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $692,071 for the year ended December 31, 2013, compared to net cash used in operating activities of $2,181,638 for the year ended December 31, 2012. For 2013, our net cash used in operating activities consisted of our net loss of $6,000,614, increased primarily by a change in fair value of derivative liability of $633,022, offset primarily by amortization of debt discount of $2,217,636, accounts payable and accrued liabilities of $945,061, and impairment of goodwill of $1,195,881.

Investments

Our net cash used in investing activities was $56,701 for the year ended December 31, 2013, compared to $173,995 for the year ended December 31, 2012. For 2013, our net cash used in investing activities consisted of purchase of property and equipment of $56,701.

Financing

Our net cash provided by financing activities was $652,199 for the year ended December 31, 2013, compared to $2,639,531 for the year ended December 31, 2012. For 2013, our net cash provided by financing activities consisted primarily of net proceeds from convertible debt of $755,500 and net proceeds from preferred stock of $125,000, offset in part by net proceeds from convertible line of credit of $125,174.

Off-balance sheet arrangements

As of December 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

Critical accounting policies and estimates

Our critical accounting policies are set forth in Note 3 – Summary of Significant Accounting Policies, to our financial statement footnotes.

Recent accounting pronouncements

We have evaluated recent pronouncements and do not expect their adoption to have a material impact on our financial position or statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pharmagen, Inc. (formerly Sunpeaks Ventures, Inc.)

We have audited the accompanying balance sheets of Pharmagen, Inc. (formerly Sunpeaks Ventures, Inc.) as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmagen, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company has a history of incurring net losses and has an accumulated net loss, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 31, 2014

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$225,983	$322,556
Accounts receivable, net of reserve for uncollectible accounts of $319,085 and $0	367,848	635,599
Inventory	136,969	147,373
Prepaid expenses and other current assets	58,104	282,315
Deferred financing costs, net of accumulated amortization of $421,638 and $71,908	90,401	197,964

Total Current Assets	879,305	1,585,807

Property and equipment, net of accumulated depreciation of $149,454 and $60,054	383,022	90,865
Goodwill	-	1,195,881
Customer relations, net of accumulated amortization of $4,971 and $0	19,973	24,944
Total Assets	$1,282,300	$2,897,497

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,379,421	$779,065
Lines of credit	359,339	414,900
Convertible settlement agreement, net of unamortized discount of $102,092	230,857	-
Current portion of capital lease obligation	42,488	-
Convertible lines of credit, net of unamortized discount of $0 and $590,136	1,110,743	728,838
Convertible note payable, net of unamortized discount of $508,464 and $0	1,657,036	-
Derivative liability	2,113,542	-
Due to related parties	190,815	148,215
Indemnification liability	500,000	100,000
Current portion of note payable, in default	500,000	250,000
Stock payable	-	13,636
Loss contingency	14,265	-
Total Current Liabilities	8,098,506	2,434,654

Capital lease obligation, net of current portion	270,308	-
Convertible debt, net of unamortized discount $0 and $947,249	-	502,751
Note payable, net of current portion, in default	500,000	750,000
Derivative liability	-	1,901,853
Total liabilities	8,868,814	5,589,258

Commitments and contingencies
Convertible Redeemable Preferred stock; Series C $0.001 par value; 500,000 shares authorized; 125,000 shares issued and outstanding	125,000	-

Stockholders’ Deficit
Convertible Preferred stock; Series A $0.001 par value; 25,000,000 shares authorized; 0 and 3,000,000 shares issued and outstanding	-	3,000
Convertible Preferred stock; Series B $0.001 par value; 5,100,000 shares authorized, issued and outstanding	5,100	-
Common stock $0.001 par value; 550,000,000 shares authorized; 434,408,072 and 381,125,288 shares issued and outstanding	434,407	381,125
Additional paid in capital	1,477,779	165,936
Stock held in escrow	(480,303)	(93,939)
Accumulated deficit	(9,148,497)	(3,147,883)
Total Stockholders’ Deficit	(7,711,514)	(2,691,761)

Total Liabilities and Stockholders’ Deficit	$1,282,300	$2,897,497

The accompanying notes are an integral part of these consolidated financial statements.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,
	2013	2012

Revenues	$4,813,048	$3,937,234
Revenues, Related Party	-	323,376
Total revenues	4,813,048	4,260,610

Cost of Sales	(1,767,836)	(2,996,106)
Gross Profit	3,045,212	1,264,504

Operating Expenses
General and administrative	2,103,231	1,669,448
Salaries and commissions	1,823,408	901,465
Professional fees	1,277,601	789,846
Loss on settlement of payables	256,761	-
Impairment of goodwill	1,195,881	-
Total Operating Expenses	6,656,882	3,360,759

Operating Loss	(3,611,670)	(2,096,255)

Other Expenses
Derivative gains (losses)	633,022	90,005
Loss on settlement of debt	(14,265)	-
Interest expense	(3,007,701)	(765,018)
Total Other Expenses	(2,388,944)	(675,013)

Net Loss	$(6,000,614)	$(2,771,268)

Deemed dividends on preferred stock due to incremental value of shares exchanged over shares surrendered	(332,000)	-
Deemed dividend related to incremental beneficial conversion feature on preferred stock	(125,000)	-
Net loss attributable to common stockholders	$(6,457,614)	$(2,771,268)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding –basic and diluted	383,500,974	351,071,399

The accompanying notes are an integral part of these consolidated financial statements.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock				Common		Additional	Stock
	Series A		Series B		Stock		Paid in	Held in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Escrow	Deficit	Total
Balance, December 31, 2011	3,000,000	$3,000	-	$-	200,000,000	$200,000	$(196,134)	$-	$(376,615)	$(369,749)
										-
Effect of reverse merger	-	-	-	-	220,500,750	220,501	(220,501)	-	-	-
Cancellation of shares	-	-	-	-	(50,000,000)	(50,000)	50,000	-	-	-
Derivative liability settlement	-	-	-	-			79,445	-	-	79,445
Common stock issued for debt financing	-	-	-	-	7,594,236	7,594	262,278	-	-	269,872
Common stock issued for equity financing	-	-	-	-	3,030,302	3,030	90,909	(93,939)	-	-
Imputed interest on advances from related party	-	-	-	-	-	-	9,357	-	-	9,357
Forgiveness of shareholder debt	-	-	-	-	-	-	90,582	-	-	90,582
Net loss	-	-	-	-	-	-	-	-	(2,771,268)	(2,771,268)

Balance, December 31, 2012	3,000,000	3,000	-	-	381,125,288	381,125	165,936	(93,939)	(3,147,883)	(2,691,761)

Derivative liability settlement	-	-	-	-	-	-	694,736	-	-	694,736
Common stock issued for debt financing	-	-	-	-	99,523,386	99,523	446,074	(100,000)	-	445,597
Exchange of Preferred Series A for Preferred Series B	(3,000,000)	(3,000)	5,100,000	5,100	-	-	(2,100)	-	-	-
Deemed dividends on preferred stock due to incremental value of shares exchanged over shares surrendered	-	-	-	-	-	-	-	-	-	-
Deemed dividends on preferred stock due to beneficial conversion feature	-	-	-	-	-	-	-	-	-	-
Cancellation of shares	-	-	-	-	(50,000,000)	(50,000)	50,000	-	-	-
Stock issued for services	-	-	-	-	3,759,398	3,759	71,241	-	-	75,000
Stock compensation - warrants	-	-	-	-	-	-	45,527	-	-	45,527
Recognition of indemnification liability	-	-	-	-	-	-	-	(286,364)	-	(286,364)
Imputed interest on advances from related party	-	-	-	-	-	-	6,365	-	-	6,365
Net loss	-	-	-	-	-	-	-	-	(6,000,614)	(6,000,614)

Balance, December 31, 2013	-	$-	5,100,000	$5,100	434,408,072	$434,407	$1,477,779	$(480,303)	(9,148,497)	$(7,711,514)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMAGEN, INC.
(Formerly SUNPEAKS VENTURES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2013	2012
Operating Activities
Net loss	$(6,000,614)	$(2,771,268)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liability	(633,022)	(90,005)
Imputed interest on advances from related party	6,365	9,357
Amortization of debt discount	2,217,636	533,916
Amortization of deferred financing costs	349,730	71,908
Share based payments	120,527	-
Loss on settlement of accounts payable	256,761	-
Loss on settlement of debt	14,265	-
Depreciation & amortization expense	94,376	32,813
Impairment of goodwill	1,195,881	-
Impairment of inventory	-	39,129
Changes in operating assets and liabilities:
Accounts receivable	267,751	(349,983)
Inventory	10,404	(108,358)
Prepaid expenses and other current assets	420,208	(269,747)
Stock payable	-	13,636
Indemnification liability	-	100,000
Due to related parties	42,600	(11,063)
Accounts payable and accrued liabilities	945,061	618,027
Net Cash Used in Operating Activities	(692,071)	(2,181,638)

Investing Activities
Purchase of property and equipment	(56,701)	(93,995)
Purchase of Bryce, net of cash acquired	-	(80,000)
Net Cash Used in Investing Activities	(56,701)	(173,995)

Financing Activities
Net proceeds from advances from related parties	-	(51,885)
Proceeds from convertible debt	755,500	1,450,000
Net proceeds from lines of credit	-	(2,560)
Net proceeds from convertible lines of credit	(125,174)	1,243,976
Proceeds from preferred stock	125,000	-
Principal payments on debt	(55,561)	-
Principal payments on capital lease obligations	(12,066)	-
Cash paid for deferred financing costs	(35,500)	-
Net Cash Provided by Financing Activities	652,199	2,639,531

Net Increase (Decrease) in Cash	(96,573)	283,898
Cash at Beginning of Period	322,556	38,658
Cash at End of Period	$225,983	$322,556

Supplemental Cash Flow Information:
Interest paid	$23,367	$17,306
Income taxes paid	$-	$-

Non-Cash Financing Transactions:
Allocation of convertible debt to embedded conversion derivative liabilities	$1,290,807	$1,192,127
Settlement of accounts payable through acquisition of convertible debt & derivative	$623,759	$-
Acquisition of equipment through capital lease	$324,862	$-
Effect of reverse merger	$-	$220,501
Forgiveness of note payable – related party	$-	$90,582
Shares issued for deferred financing costs	$206,667	$-
Cancellation of shares	$50,000	$50,000
Exchange of Preferred Series A for Preferred Series B	$332,000	$-
Shares issued in settlement of convertible settlement agreement	$298,930	$-
Settlement of derivative liability	$694,736	$-
Recognition of indemnification liability	$400,000	$-
Payment of accrued interest through acquisition of debt	$83,057	$-

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

Bryce changed its name to Pharmagen Laboratories, Inc. effective on March 4, 2013.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has a history of incurring net losses and at December 31, 2013 has an accumulated net loss totaling $9,148,497 At December 31, 2013, the Company held cash of $225,983. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company acts as an agent for sales of products on behalf of HealthRite Pharmaceuticals (“HealthRite”), a company wholly owned and controlled by the President and a Director of the Company. HealthRite is a pharmacy and is therefore prohibited from distributing pharmaceuticals across state lines. During April 2012, HealthRite notified us that due to the cost and effort to maintain a pharmaceutical license it has surrendered its pharmaceutical license and would no longer be selling pharmaceuticals, therefore the relationship ceased effective April 10, 2012. During the years ended December 31, 2013 and 2012, the Company recognized net revenue from sales to HealthRite of $0 and $80,758 based on gross sales of $0 and $188,710, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the time of issuance to be cash equivalents. These investments are carried at cost which approximates fair value. At December 31, 2013 and December 31, 2012, there were no cash equivalents.

The Company had cash of $225,983 and $322,556 at December 31, 2013 and December 31, 2012, respectively.

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

Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected. At December 31, 2013 and 2012, the Company’s allowance for doubtful accounts was $319,085 and $0, respectively.

Inventory

Inventory is comprised of Clotamin and non-Clotamin and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The non-Clotamin is a collection of several raw materials that are used in combinations to make pharmaceutical drugs, some of which is stored in a warehouse and handled by a third party. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At December 31, 2013 and December 31, 2012, the allowance for obsolete or unmarketable inventory was $0, and during the twelve month periods ended December 31, 2013 and 2012, the Company recognized $0 and $39,129 of inventory impairments respectively.

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

The estimated useful life of each asset is as follows:

Estimated Useful Lives
Furniture and equipment	3-7 years
Leasehold improvements	Lease term, generally 1 – 2 years

Depreciation expense for the years ended December 31, 2013 and 2012 was $94,376 and $32,816, respectively.

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

If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset. No impairments were identified as of December 31, 2013 and 2012 or during the twelve month periods ended December 31, 2013 and 2012.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is assessed for impairment by applying fair value based tests annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. The Company uses un-discounted cash flow models to determine the fair value of a reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. For the year ended December 31, 2013, the Company determined that the carrying amount of goodwill was impaired and recorded an impairment loss of $1,195,881.

At December 31, 2013 and 2012, the Company’s intangible assets consisted of Customer Relations. Amortization expense on Customer Relations during the years ended December 31, 2013 and 2012 was $4,971 and $0, respectively.

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

Beneficial Conversion Features

We evaluate and account for embedded beneficial conversion features in accordance with Emerging Issues Task Force 98-5. A beneficial conversion feature exists on the date a convertible instrument is issued when the fair value of the underlying common stock to which the instrument is convertible into is in excess of the remaining unallocated proceeds of the instrument. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount (for convertible notes) and a dividend (for convertible preferred stock) with a corresponding amount to additional paid in capital. When a debt discount is recorded, the debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

The Company valued the embedded derivative conversion liability using Black-Scholes method. The Company recorded debt discounts attributable to the embedded conversion derivative liabilities related to the convertible debt and convertible lines of credit issued during the twelve months ended December 31, 2013 and 2012 totaling $1,290,307 and $2,071,304, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses for all periods presented. Advertising expenses for the twelve month periods ended December 31, 2013 and 2012, were $193,109 and $425,860, respectively.

Sales Commission

The Company accrues sales commission to sales representatives when sales are made and pays it when cash is reasonably collectible from customers according to its performance based model for commission valuing. Depending on the experience of the sales representative, and whether monthly targets are met, the commission percentage range from 8-25% of the sales generated.

Concentration of Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) and at times, balances may exceed government insured limits. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2013, the amounts held in the banks did not exceed the federally insured limit. The Company has never experienced any losses related to these balances.

During the twelve months ended December 31, 2013, three vendors accounted for 34%, 22% and 12% of purchases at Pharmagen. During the twelve months ended December 31, 2012, three vendors accounted for 29%, 16% and 12% of purchases at Pharmagen.

During the twelve months ended December 31, 2013, two customers accounted for 26% of Pharmagen sales. During the twelve months ended December 31, 2012, one customer accounted for 46% of Pharmagen sales. At December 31, 2013, no customers accounted for more than 10% of Pharmagen accounts receivable. At December 31, 2012, one customer accounted for 58% of Pharmagen accounts receivable.

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

Income (Loss) per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from convertible debts and convertible line of credit. However, for all years presented, all outstanding convertible notes are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 125,825,110 were excluded from the loss per share computation for the year ended December 31, 2013. Anti-dilutive common stock equivalents of 106,645,929 were excluded from the loss per share computation for the year ended December 31, 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). For the years ended December 31, 2013 and 2012, the Company had no items representing other comprehensive income or loss.

Stock Based Payments

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered at their fair value.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 is not expected to have a material impact on our financial position or results of operations.

Reclassifications

Certain reclassifications were made to the financial statements for the year ended December 31, 2012 in order to conform with the 2013 presentation.

Subsequent Events

The Company evaluated material events occurring between December 31, 2013 and through the date when the consolidated financial statements were issued.

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

Amortization expense on Customer Relations during the years ended December 31, 2013 and 2012 was $4,971 and $0, respectively.

NOTE 6 – DEBT

Lines of Credit

The Company has a $200,000 line of credit agreement with a financial institution which bears interest at US prime rate plus 1% per annum, but in no event less than 5.5% (5.5% at December 31, 2013 and 2012), is due on demand, and is secured by all assets of the Company. As of December 31, 2013 and 2012, the Company had outstanding balances on the line of credit of $200,000. The Company is currently in good standing and was in good standing at December 31, 2013 and 2012. There are no outstanding debt covenants.

On December 13, 2012, upon the acquisition of Bryce, the Company assumed two lines of credit from Bryce, an overdraft line of credit and a business line of credit which at that time had an outstanding balance of $22,410 and $195,050, respectively. The overdraft line of credit agreement has a maximum credit line of $25,000 and bears interest at 9.25%, and the business line of credit has a maximum credit line of $200,000, bears interest rate at 4.5% and expires in 2016. As of December 31, 2013 and 2012, the Company had outstanding balances on the overdraft line of credit and business line of credit of $159,340 and $214,900, respectively.

Capital lease obligation

During the year ended December 31, 2013, the Company acquired assets with a cost of $324,862, included in furniture and equipment, under a capital lease. The lease has a term of seven years, has payments of $4,881 including interest at 6%, and contains a bargain purchase option.

Future minimum lease payments as of December 31, 2013 are:

Amounts payable in year one	$63,140
Amounts payable in year two	58,574
Amounts payable in year three	58,574
Amounts payable in year four	58,574
Amounts payable in year five	58,574
Thereafter	82,982
Total payments	380,418
Less amounts representing interest	(67,622)
Total capital lease obligation	312,796
Less current portion of capital lease obligation	(42,488)
Capital lease obligation, net of current portion	$270,308

Non-interest bearing note payable

In connection with the acquisition of Bryce, the Company issued a note payable in the amount $1,000,000 to the seller. The note payable is payable in four installments at $250,000 each on December 31 beginning in 2013. Accrued imputed interest for the year ended December 31, 2013 was $55,000. As of December 31, 2013, the note is in default.

TCA Global Credit Master Fund, LP

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

On October 11, 2012, the Company advanced a total of $700,000 from the Credit Agreement and paid a commitment fee of $128,963 by issuing 3,048,781 common shares valued at then current trading price of $0.042 per share. The Company recorded the commitment fee as deferred financing costs. The deferred financing cost is amortized over the life of the Credit Agreement. During the years ended December 31, 2013 and 2012, the Company amortized $71,724 and $57,239, respectively, of the deferred financing costs. The Credit Agreement carries interest at the rate of 12% per annum, increasing to 18% per annum upon the occurrence of an event of default and expires in nine months following the Closing Date.

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

On December 12, 2012, the Company issued 4,545,454 common shares as a commitment fee for the fixed amount of $150,000. Those shares were fair valued at $140,909 at the then current trading price of $0.031 per share and recorded as deferred financing costs. The deferred financing cost is amortized over the life of the amended Credit Agreement. During the years ended December 31, 2013 and 2012, the Company amortized $126,239 and $14,670, respectively, of the deferred financing costs.

As of December 31, 2012, the 4,545,454 shares were revalued at $136,364 using the then current trading price of the Company, and in accordance with the Make-Whole Provision, the Company recorded a stock payable of $13,636 as a liability.

During the year ended December 31, 2013, the Company entered into a Senior Secured Credit Facility Agreement with TCA which includes a mandatory redemption feature applicable to all previous commitment fees, accordingly the Company recorded an indemnification liability of $300,000 related to the $700,000 and $750,000 advances in 2012 and recorded $286,364 as shares held in escrow and reversed the $13,636 stock payable.

In addition, TCA has the right, in its sole discretion, to convert the outstanding principal and any accrued interest, fees or expenses due into shares of the Company’s Common Stock at the conversion price per share equal to the converted amount divided by 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to the conversion date. The Company has evaluated the embedded conversion feature under ASC 815 and determined the embedded conversion feature to be a derivative and recorded an initial derivative liability of $415,515 for the $700,000 advance and $463,661 for the $750,000 advance as a debt discount. (See Note 7) The debt discount is amortized over six months using the effective interest method.

During the year ended December 31, 2013, the Company made advances of $912,650, repaid $1,120,881 and relieved $94,269 of related derivative liability into paid-in-capital. During the year ended December 31, 2012, the Company repaid $131,026 and relieved $79,455 of related derivative liability into paid-in-capital.

As of December 31, 2013 and 2012, the Revolving Note had a balance of $1,110,743 and $1,318,974, respectively.

As of December 31, 2012, the accrued interest and unamortized discount was $22,325 and $590,136, respectively. Interest expense on the line of credit for the year ended December 31, 2013 totaled $145,783, which included $83,057 which was added to the line of credit balance. As of December 31, 2013, accrued interest which was not added to the line of credit balance was $62,726 and unamortized discount was $0. Discount amortization for the year ended December 31, 2013 was $590,136, which included $23,207 of additional amortization which was accelerated due to repayments for the year ended December 31, 2013.

During the year ended December 31, 2013, the maturity date of the Convertible Line of Credit was extended to December 12, 2013, in accordance with the terms of the Revolving Credit Agreement.

The derivatives for all convertible lines of credit were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2013	December 31, 2012
Market value of stock on measurement date	$0.0039	$0.030
Risk-free interest rate	0.09%	0.05%
Dividend yield	0%	0%
Volatility factor	193%	201%
Term	0.50 years	0.27 years

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

The Commitment Shares were granted on March 29, 2013. The fair value of those shares on the grant date was $206,667 valued at the then current trading price of $0.031 per share and was recorded as deferred financing cost. The deferred financing cost is amortized over the life of the Secured Credit Agreement. During the year ended December 31, 2013, the Company amortized $151,765 of the deferred financing costs.

Under the initial accounting, the Company allocated $511,548 of the $600,000 proceeds to the embedded conversion derivative liability. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using the effective interest method. During the year ended December 31, 2013, the Company recorded interest accretion expense of $407,376, which is included in interest expense on the accompanying consolidated statement of operations.

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

The derivatives for convertible promissory note were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2013	At Issuance, March 29, 2013
Market value of stock on measurement date	$0.0039	$0.031
Risk-free interest rate	0.09%	0.14%
Dividend yield	0%	0%
Volatility factor	193%	209%
Term	0.45 years	1.23 years

TCA Settlement and Release Agreement

On March 14, 2014, the Company entered into a Settlement and Release Agreement and a Consolidated, Amended and Restated Promissory Note with TCA pursuant to which the Company agreed to pay $2,433,183 pursuant to one of two alternative payment schedules as set forth in the Settlement Agreement in full settlement of all outstanding amounts due to TCA. Under payment Schedule 1, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, $1,700,000 on September 30, 2014, and approximately $23,975 on each of twelve (12) consecutive months beginning on October 31, 2014. In the alternative, under payment Schedule 2, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, and approximately $675,675 on each of September 30, 2014, December 31, 2014, and March 31, 2015. The election between payment Schedule 1 and Schedule 2 will be made by us on or before September 30, 2014. In addition, TCA will return to us for cancellation all of the approximately 17,291,205 shares of our common stock previously issued to it. For further discussion, see note 8.

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

The debt discount is accreted to interest expense over the life of the convertible debentures using the effective interest method. During the years ended December 31, 2013 and 2012, The Company recorded interest accretion expense of $594,904 and $244,877, respectively, which is included in interest expense on the accompanying consolidated statement of operations.

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

The derivatives for 2012 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2013	December 31, 2012
Market value of stock on measurement date	$0.0039	$0.030
Risk-free interest rate	0.07 - 0.10%	0.16%
Dividend yield	0%	0%
Volatility factor	193%	200%
Term	0.21-0.44 years	1.21-1.44 years

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

On July 10, 2013, the Company issued a $50,000 convertible debenture to an investor. The Debenture has a maturity date of March 7, 2014 and the note is convertible into the Company's common stock at a conversion price which is the lesser of $0.03 or 60% of the lowest trade price in the 25 trading days prior to the conversion.

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. The Company recorded aggregate debt discounts of $155,000 related to the conversion rights and recorded $55,294 of expense related to the excess value of the derivative value over the value of the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using the straight-line method. During the year ended December 31, 2013, the Company recorded interest accretion expense of $103,552, including $8,745 related to conversion of debt, which is included in interest expense on the accompanying consolidated statement of operations.

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

During the year ended December 31, 2013, the Company issued shares totaling 13,714,286 in settlement of $40,000 of the outstanding balance and relieved $31,260 of related derivative liability into paid-in-capital. These settlements were in accordance with the original agreement and therefore debt extinguishment accounting did not apply. These settlements were made on December 19, 2013 and December 30, 2013 for $20,000 each. As of December 31, 2013, 2013 convertible debentures had a remaining balance of $115,500.

The derivatives for 2013 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	On Remeasurement December 31, 2013	On Settlement December 20, 2013	On Settlement December 19, 2013	At Issuance, August 1, 2013	At Issuance, July 10, 2013	At Issuance, June 5, 2013
Market value of stock on measurement date	$0.0039	0.0058	0.0056	$0.026	$0.028	$0.028
Risk-free interest rate	0.07 – 0.09%	0.07%	0.06%	0.11%	0.13%	0.11%
Dividend yield	0%	0%	0%	0%	0%	0%
Volatility factor	193%	193%	193%	225%	223%	226%
Term	0.18 - 0.34 years	0.21 years	0.21 years	0.76 years	1 year	0.76 years

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

In settlement of the Claims, the Company shall initially issue and deliver to IBC, in one or more tranches as necessary, shares of Common Stock (the “Initial Issuance”), subject to adjustment and ownership limitations as set forth below, sufficient to satisfy the compromised amount at a forty-five percent (45%) discount to market (the total amount of the claims multiplied by 55%) based on the market price during the valuation period as defined herein through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act (the “settlement shares”). The Company shall also issue to IBC, on the issuance date(s), 400,000 shares as a settlement fee.

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

Accounting for Convertible Debt

Under the initial accounting, the Company allocated the proceeds to the embedded conversion derivative liability, which exceeded the value of the convertible debt at the issuance date. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt. As of December 31, 2013, the Company recorded aggregate debt discounts of $623,759 related to the conversion rights and recorded $248,641 of expense related to the excess value of the derivative value over the value of the convertible debt, which were accounted for as a loss on settlement of accounts payable.

The debt discount is accreted to interest expense over the life of the convertible debentures using the straight-line method. During the year ended December 31, 2013, the Company recorded interest accretion expense of $521,667, including $227,110 related to conversion of debt, which is included in interest expense on the accompanying consolidated statement of operations.

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

During the year ended December 31, 2013, the Company issued shares totaling 78,742,433 in settlement of $290,810 of the outstanding balance and relieved $569,208 of related derivative liability into paid-in-capital. These settlements were in accordance with the original agreement and therefore debt extinguishment accounting did not apply. As of December 31, 2013 the Convertible Settlement Agreement had a balance of $332,949.

The derivatives for 2013 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	Market value of stock on measurement date	Risk-free interest rate	Dividend yield	Volatility factor	Term
At issuance, August 29, 2013	$0.0220	0.06%	0%	226%	0.5 years
On settlement, August 30, 2013	$0.0229	0.05%	0%	226%	0.5 years
On settlement, September 13, 2013	$0.0130	0.02%	0%	222%	0.46 years
On settlement, September 30, 2013	$0.0103	0.04%	0%	221%	0.41 years
On settlement, October 21, 2013	$0.0084	0.06%	0%	200%	0.36 years
On settlement, November 7, 2013	$0.0045	0.07%	0%	199%	0.31 years
On settlement, November 15, 2013	$0.0130	0.08%	0%	198%	0.29 years
On settlement, November 26, 2013	$0.0072	0.07%	0%	197%	0.26 years
On settlement, December 6, 2013	$0.0066	0.06%	0%	196%	0.23 years
On settlement, December 20, 2013	$0.0058	0.07%	0%	195%	0.19 years
Remeasurement, December 31, 2013	$0.0039	0.07%	0%	196%	0.16 years

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair Value on a Recurring Basis

The following table presents the Company’s financial liabilities measured and recorded on a recurring basis at fair value on the Company’s consolidated balance sheets and their level within the fair value hierarchy as of December 31, 2013.

	Total	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$2,113,542	$-	$-	$2,113,542
Indemnification liability	$500,000	$-	$500,000	$-

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

Fair Value on Non Recurring Basis

There were no assets measured at fair value on a nonrecurring basis as of December 31, 2013. The Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
Asset:
Goodwill	$1,195,881	$-	$-	$1,195,881

The following table reconciles, for the year ended December 31, 2013, the beginning and ending balances for embedded conversion derivatives that are recognized at fair value in the consolidated financial statements:

Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2012	$1,901,853
Fair value of embedded conversion derivative liabilities at issuance	1,290,807
Loss at issuance	55,294
Debt settlement	(694,737)
Loss on settlement of AP through acquisition of debt with embedded conversion derivative liability	248,641
Gain on fair value adjustments to embedded conversion derivative liabilities	(688,316)
Balance of embedded conversion derivative liabilities, December 31, 2013	$2,113,542

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases executive offices located at 9337 Fraser Ave, Silver Spring, MD 20910 and shares office space with its wholly-owned subsidiary, Healthcare Distribution Specialists LLC, pursuant to a one year lease that ends on March 31, 2014 at a rate of $1,883 per month. The office space is approximately 2,000 square feet of industrial/office space. This lease was renewed on March 11, 2014 for an additional six month period at a rate of $1,939 per month.

In addition, the Company also leases sales offices located at 2413 Linden Lane, Silver Spring, MD 20910. We lease approximately 1,500 square feet pursuant to a lease that expires on March 31, 2014 at a rate of $1,878 per month. This lease was renewed on February 9, 2014 for an additional six month period at a rate of $1,931 per month.

The Company’s wholly owned subsidiary, Bryce Rx Laboratories, leases approximately 3,700 square feet of office/warehouse space at 30 Buxton Farms Road, Stamford, CT 06905, pursuant to a lease that expires on April 30, 2017 at a rate ranging from $7,213 to $7,980 per month. The difference between the escalating rent payment and straight line expense was determined to be immaterial for the year ended December 31, 2013.

Our Clotamin product inventory is housed at a third-party warehouse facility located in Maryland that is a logistics company and stores the packaged product for us and then ships to the purchaser when requested by us.

Year Ended December 31,	Amount
2014	$101,352
2015	92,075
2016	94,530
2017	31,919
$319,876

On March 14, 2014, the Company entered into a Settlement and Release Agreement and a Consolidated, Amended and Restated Promissory Note with TCA pursuant to which the Company agreed to pay $2,433,183 pursuant to one of two alternative payment schedules as set forth in the Settlement Agreement in full settlement of all outstanding amounts due to TCA. Under payment Schedule 1, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, $1,700,000 on September 30, 2014, and approximately $23,975 on each of twelve (12) consecutive months beginning on October 31, 2014. In the alternative, under payment Schedule 2, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, and approximately $675,675 on each of September 30, 2014, December 31, 2014, and March 31, 2015. The election between payment Schedule 1 and Schedule 2 will be made by us on or before September 30, 2014. In addition, TCA will return to us for cancellation all of the approximately 17,291,205 shares of our common stock previously issued to it. In connection with this agreement, the Company has recorded a loss contingency equal to the difference between the amount per the Settlement Agreement and the outstanding debt per the Company’s records at December 31, 2013, net of the effect of the return of the Company’s common stock. The loss contingency totaled $172,296.

On May 13, 2013, George Sharp, a private citizen, filed a civil lawsuit against the publishers of penny stock newsletters, as well as the companies they promote. The case is titled, George Sharp v. Xumanni, et al., Case Number 37-2013-00048310, and is pending in the Superior Court of California, County of Los Angeles, Central Division. In addition to us, the complaint names the following entities as defendants: Degroupa Tenner Morales Media Corporation, Centro Azteca S.A., Victory Mark Corporation, Ltd., Xumanni, Harbor Island Development Corporation, Red Giant Entertainment, Inc., VuMee, Inc., Pub Crawl Holdings, Inc., PacWest Equities, Inc., Amwest Imaging, Inc., Goff Corporation, Swingplane Ventures, Inc., World Moto, Inc., and Taglikeme Corporation. The complaint alleges that the defendants disseminated spam emails in order to artificially create a marketplace for the stocks of companies at artificially high prices in violation of California’s Restrictions on Unsolicited Commercial E-Mail Advisers. Under the California Business and Professions Code, the violations alleged in the complaint could expose the defendants to damages of up to $1,000 for each spam email sent to each recipient. Mr. Sharp alleges that he received at least 1,204 emails from the defendants. We have filed a motion to quash the summons and compliant.

On June 13, 2013, American Express Bank (“American Express”) filed a civil lawsuit in the Supreme Court of the State of New York, County of Westchester, against Robert Giuliano and Bryce RX Laboratories, Inc., for damages in the amount of $136,065. The complaint alleges that the defendants breached a credit agreement with American Express. Mr. Giuliano impleaded, in a third-party action, both us and Pharmagen Laboratories, Inc., f/k/a Bryce RX Laboratories, Inc. In the third-party action, Mr. Giuliano asserts various claims, including breach of contract, unjust enrichment and conversion, and seeks to recover damages of $2,112,000, indemnification of the claims by American Express Bank, and attorneys’ fees. We have filed a motion to dismiss the lawsuit because the dispute must be decided in arbitration. Our motion to dismiss is currently pending.

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

As of December 31, 2012, the 4,545,454 shares were revalued at $136,364 using the then current trading price of the Company, and in accordance with the Make-Whole Provision (see Note 6), the Company recorded a stock payable of $13,636 as a liability.

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

On March 14, 2014, the Company entered into a Settlement and Release Agreement and a Consolidated, Amended and Restated Promissory Note with TCA pursuant to which the Company agreed to pay $2,433,183 pursuant to one of two alternative payment schedules as set forth in the Settlement Agreement in full settlement of all outstanding amounts due to TCA. Under payment Schedule 1, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, $1,700,000 on September 30, 2014, and approximately $23,975 on each of twelve (12) consecutive months beginning on October 31, 2014. In the alternative, under payment Schedule 2, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, and approximately $675,675 on each of September 30, 2014, December 31, 2014, and March 31, 2015. The election between payment Schedule 1 and Schedule 2 will be made by us on or before September 30, 2014. In addition, TCA will return to us for cancellation all of the approximately 17,291,205 shares of our common stock previously issued to it.

Settlement Agreement

As noted in Note 6, the Company entered into convertible settlement agreement with IBC whereby the Company would issue shares in several tranches to satisfy the outstanding debt. During the year ended December 31, 2013, the Company settled $290,810 of the outstanding debt in exchange for the issuance of 78,742,433 shares of the Company’s common stock. In addition, the Company agreed to issue 400,000 commitment shares, valued at $8,120.

Conversion of Debt

As noted in Note 6, the Company entered into a convertible debt agreement with an investor. During the year ended December 31, 2013, the Company settled $40,000 of the outstanding debt in exchange for 13,714,286 shares of the Company’s common stock.

Shares issued for services

During the year ended December 31, 2013, the Company issued 3,759,398 shares for legal services totaling $75,000 in connection with an equity financing agreement. The equity financing agreement was not finalized.

Cancellation of shares

In the nine months ended September 30, 2013, the 50,000,000 shares issued immediately prior to the Merger were cancelled as the Company determined that no consideration had been exchanged for the shares.

Preferred Stock

Series A

On November 3, 2011, we designated twenty five million (25,000,000) shares of the Preferred Stock as Class A Preferred Stock. Our Class A Preferred Stock has liquidation preference over our common stock, voting rights of one hundred (100) votes per share, with each share convertible into five (5) shares of our common stock.

On December 16, 2013, the shareholder of the 3,000,000 Preferred Stock A shares exchanged the shares for the 5,100,000 shares of the Company’s newly created Preferred Stock B shares. For more information see disclosure regarding Series B shares.

As of December 31, 2013, we have 0 shares of Preferred Stock A issued and outstanding.

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

Series B

On December 16, 2013, we designated five million one hundred thousand (5,100,000) shares of the Preferred Stock as Class B Preferred Stock. Our Class B Preferred Stock has liquidation preference over our common stock, voting rights of 1% of the number of votes of all shareholders for each 100,000 shares, with each 680,000 shares convertible into 1% of the outstanding shares of our common stock, after giving effect to the shares issued as a result of the conversion.

On December 20, 2013, we received a signed version of a Securities Exchange Agreement December 16, 2013 with Old Line Partners, LLC, a Nevada limited liability company, whose manager is Mackie Barch, one of our officers and directors. Pursuant to the terms of the Exchange Agreement, Old Line exchanged all three million (3,000,000) shares of our Class A Preferred Stock that were issued and outstanding for five million one hundred thousand (5,100,000) shares of our newly created Series B Convertible Preferred Stock. The exchange was accounted for as an extinguishment of stock and the Company recorded the difference between the fair value of the Preferred A and the Preferred B stock as of the exchange date of $332,000 as an increase to APIC and a deemed dividend.

As of December 31, 2013, we have 5,100,000 shares of Preferred Stock B issued and outstanding.

Dividend Rights

2.1 In each calendar year, the holders of the then outstanding Series B Convertible Preferred Stock shall be entitled to receive, when, as and if declared by the Board, out of any funds and assets of the Corporation legally available therefore, noncumulative dividends in an amount equal to any dividends or other Distribution on the Common Stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid, and no Distribution shall be made, with respect to the Common Stock unless dividends in such amount shall have been paid or declared and set apart for payment to the holders of the Series B Convertible Preferred Stock simultaneously. Dividends on the Series B Convertible Preferred Stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series B Convertible Preferred Stock by reason of the fact that the Corporation shall fail to declare or pay dividends on the Series B Convertible Preferred Stock, except for such rights or interest that may arise as a result of the Corporation paying a dividend or making a Distribution on the Common Stock in violation of the terms of this Section 2.

2.2 Participation Rights. Dividends shall be declared pro rata on the Common Stock and the Series B Convertible Preferred Stock on a pari passu basis according to the number of shares of Common Stock held by such holders, where each holder of shares of Series B Preferred Stock is to be treated for this purpose as holding the number of shares of Common Stock to which the holders thereof would be entitled if they converted their shares of Series B Convertible Preferred Stock at the time of such dividend in accordance with Section 4 hereof.

2.3 Non-Cash Dividends. Whenever a dividend or Distribution provided for in this Section 2 shall be payable in property other than cash (other than a Common Stock Dividend), the value of such dividend or Distribution shall be deemed to be the fair market value of such property as determined in good faith by the Board.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Corporation; whether voluntary or involuntary, the funds and assets of the Corporation that may be legally distributed to the Corporation's shareholders (the “Available Funds and Assets”) shall be distributed to shareholders in the following manner:

3.1 Series B Convertible Preferred Stock. The holders of each share of Series B Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of Common Stock or subsequent series of preferred stock, an amount per share equal to the Original Issue Price of the Series B Convertible Preferred Stock plus all declared but unpaid dividends on the Series B Convertible Preferred Stock. If upon any liquidation, dissolution or winding up of the Corporation, the Available Funds and Assets shall be insufficient to permit the payment to holders of the Series B Convertible Preferred Stock of their full preferential amount as described in this subsection, then all of the remaining Available Funds and Assets shall be distributed among the holders of the then outstanding Series B Convertible Preferred Stock pro rata, according to the number of outstanding shares of Series B Convertible Preferred Stock held by each holder thereof.

3.2 Participation Rights. If there are any Available Funds and Assets remaining after the payment or distribution (or the setting aside for payment or distribution) to the holders of the Series B Convertible Preferred Stock of their full preferential amounts described above in this Section 3, then all such remaining Available Funds and Assets shall be distributed among the holders of the then outstanding Common Stock and Preferred Stock pro rata according to the number and preferences of the shares of Common Stock and Preferred Stock (as converted to Common Stock) held by such holders.

3.3 Merger or Sale of Assets. A reorganization or any other consolidation or merger of the Corporation with or into any other corporation, or any other sale of all or substantially all of the assets of the Corporation, shall not be deemed to be a liquidation, dissolution or winding up of the Corporation within the meaning of this Section 3, and the Series B Convertible Preferred Stock shall be entitled only to (i) the right provided in any agreement or plan governing the reorganization or other consolidation, merger or sale of assets transaction, (ii) the rights contained in the General Corporation Law of the State of Nevada and (iii) the rights contained in other Sections hereof.

3.4 Non-Cash Consideration. If any assets of the Corporation distributed to shareholders in connection with any liquidation, dissolution or winding up of the Corporation are other than cash, then the value of such assets shall be their fair market value as determined by the Board.

Conversion Rights

(a) Conversion of Preferred Stock. Each Six Hundred Eighty Thousand (680,000) shares of Series B Convertible Preferred Stock, as a group (a “Conversion Group”), shall be convertible, at the option of the holder thereof, at any time after the issuance of such shares, into that number of fully paid and nonassessable shares of Common Stock of the Company equal to one percent (1%) of the outstanding shares of Common Stock of the Company then outstanding, after giving effect to the shares issued as a result of the conversion. The effect of this Section 4 is that the holders of the Series B Convertible Preferred Stock can acquire upon conversion, in the aggregate, seven and one-half percent (7.5%) of the then-outstanding shares of common stock of the Company.

(b) Procedures for Exercise of Conversion Rights. The holders of shares of Series B Convertible Preferred Stock constituting a Conversion Group may exercise their conversion rights as to such shares by delivering to the Company during regular business hours, at the office of any transfer agent of the Company for the Series B Convertible Preferred Stock, or at the principal office of the Company or at such other place as may be designated by the Company, the certificate or certificates for the shares to be converted, duly endorsed for transfer to the Company (if required by the Company), accompanied by written notice stating that the holder elects to convert such shares. Conversion shall be deemed to have been effected on the date when such delivery is made, and such date is referred to herein as the “Conversion Date.” As promptly as practicable after the Conversion Date, but not later than ten (10) business days thereafter, the Company shall issue and deliver to or upon the written order of such holder, at such office or other place designated by the Company, a certificate or certificates for the number of full shares of Common Stock to which such holder is entitled and a check for cash with respect to any fractional interest in a share of Common Stock as provided in section 4(c) below. The holder shall be deemed to have become a shareholder of record on the Conversion Date. Upon conversion of only a portion of the number of shares of Series B Convertible Preferred Stock represented by a certificate surrendered for conversion, the Company shall issue and deliver to or upon the written order of the holder of the certificate so surrendered for conversion, at the expense of the Company, a new certificate covering the number of shares of Series B Convertible Preferred Stock representing the unconverted portion of the certificate so surrendered.

(c) No Fractional Shares. No fractional shares of Common Stock or scrip shall be issued upon conversion of shares of Series B Convertible Preferred Stock. If more than one share of Series B Convertible Preferred Stock shall be surrendered for conversion at any one time by the same holder, the number of full shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the aggregate number of shares of Series B Convertible Preferred Stock so surrendered. Instead of any fractional shares of Common Stock which would otherwise be issuable upon conversion of any shares of Series B Convertible Preferred Stock, the Company shall pay a cash adjustment in respect of such fractional interest equal to the fair market value of such fractional interest as determined by the Company’s Board of Directors.

Voting Rights

Each One Hundred Thousand (100,000) shares of Series B Convertible Preferred Stock, or pro-rata portion thereof, shall be entitled to one percent (1%) of the number of votes of all shareholders, after giving consideration to the votes available to the holders of Series B Convertible Preferred Stock, on all matters to come before the shareholders. The effect of this Section 6 is that the holders of the Series B Convertible Preferred Stock will hold, in the aggregate, fifty one percent (51%) of the voting power of the Company in all matters to come before the shareholders.

Series C

On December 16, 2013, we designated five hundred thousand (500,000) shares of the Preferred Stock as Class C Preferred Stock. Our Class C Preferred Stock has liquidation preference over our common stock, voting rights of one (1) vote per share, with each 50,000 shares convertible into fifty thousand (50,000) shares of our common stock.

During the year ended December 31, 2013, the Company issued 125,000 Preferred Stock C for $125,000. The conversion feature of the Preferred Stock was evaluated and it was determined that a beneficial conversion feature exists. The Company recorded $125,000 as a deemed dividend. As the Company had a negative retained earnings balance at the date of issuance, the dividends were accounted for as a debit and credit to additional paid-in capital.

Preferred C has been evaluated and it has been determined that it contains a substantive redemption feature and therefore it has been classified as temporary equity under commitments and contingencies in the accompanying consolidated balance sheet.

As of September 30, 2013, we have 125,000 shares of Preferred Stock C issued and outstanding.

Dividend Rights

2.1 In each calendar year, the holders of the then outstanding Series C Convertible Preferred Stock shall be entitled to receive, when, as and if declared by the Board, out of any funds and assets of the Corporation legally available therefore, noncumulative dividends in an amount equal to any dividends or other Distribution on the Common Stock in such calendar year (other than a Common Stock Dividend). No dividends (other than a Common Stock Dividend) shall be paid, and no Distribution shall be made, with respect to the Common Stock unless dividends in such amount shall have been paid or declared and set apart for payment to the holders of the Series C Convertible Preferred Stock simultaneously. Dividends on the Series C Convertible Preferred Stock shall not be mandatory or cumulative, and no rights or interest shall accrue to the holders of the Series C Convertible Preferred Stock by reason of the fact that the Corporation shall fail to declare or pay dividends on the Series C Convertible Preferred Stock, except for such rights or interest that may arise as a result of the Corporation paying a dividend or making a Distribution on the Common Stock in violation of the terms of this Section 2.

2.2 Participation Rights. Dividends shall be declared pro rata on the Common Stock and the Series C Convertible Preferred Stock on a pari passu basis according to the number of shares of Common Stock held by such holders, where each holder of shares of Series C Preferred Stock is to be treated for this purpose as holding the number of shares of Common Stock to which the holders thereof would be entitled if they converted their shares of Series C Convertible Preferred Stock at the time of such dividend in accordance with Section 4 hereof.

2.3 Non-Cash Dividends. Whenever a dividend or Distribution provided for in this Section 2 shall be payable in property other than cash (other than a Common Stock Dividend), the value of such dividend or Distribution shall be deemed to be the fair market value of such property as determined in good faith by the Board.

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the Corporation; whether voluntary or involuntary, the funds and assets of the Corporation that may be legally distributed to the Corporation's shareholders (the “Available Funds and Assets”) shall be distributed to shareholders in the following manner:

3.1 Series C Convertible Preferred Stock. The holders of each share of Series C Preferred Stock then outstanding shall be entitled to be paid, out of the Available Funds and Assets, and prior and in preference to any payment or distribution (or any setting apart of any payment or distribution) of any Available Funds and Assets on any shares of Common Stock or subsequent series of preferred stock, an amount per share equal to the Original Issue Price of the Series C Convertible Preferred Stock plus all declared but unpaid dividends on the Series C Convertible Preferred Stock. If upon any liquidation, dissolution or winding up of the Corporation, the Available Funds and Assets shall be insufficient to permit the payment to holders of the Series C Convertible Preferred Stock of their full preferential amount as described in this subsection, then all of the remaining Available Funds and Assets shall be distributed among the holders of the then outstanding Series C Convertible Preferred Stock pro rata, according to the number of outstanding shares of Series C Convertible Preferred Stock held by each holder thereof.

3.2 Participation Rights. If there are any Available Funds and Assets remaining after the payment or distribution (or the setting aside for payment or distribution) to the holders of the Series C Convertible Preferred Stock of their full preferential amounts described above in this Section 3, then all such remaining Available Funds and Assets shall be distributed among the holders of the then outstanding Common Stock and Preferred Stock pro rata according to the number and preferences of the shares of Common Stock and Preferred Stock (as converted to Common Stock) held by such holders.

 3.3 Merger or Sale of Assets. A reorganization or any other consolidation or merger of the Corporation with or into any other corporation, or any other sale of all or substantially all of the assets of the Corporation, shall not be deemed to be a liquidation, dissolution or winding up of the Corporation within the meaning of this Section 3, and the Series C Convertible Preferred Stock shall be entitled only to (i) the right provided in any agreement or plan governing the reorganization or other consolidation, merger or sale of assets transaction, (ii) the rights contained in the General Corporation Law of the State of Nevada and (iii) the rights contained in other Sections hereof.

3.4 Non-Cash Consideration. If any assets of the Corporation distributed to shareholders in connection with any liquidation, dissolution or winding up of the Corporation are other than cash, then the value of such assets shall be their fair market value as determined by the Board.

Conversion Rights

The holders of Series C Convertible Preferred Stock shall have the right, but not the obligation, from time to time and in whole or in part, to convert the Series C Convertible Preferred Stock into shares of Common Stock based on one of the formulas set forth in Section 4(a) or 4(b) hereof (the selection of which formula to be used to be at the sole discretion of the holder, made at the time of each applicable conversion):

(a) Fixed Percentage Conversion of Preferred Stock. Each Fifty Thousand (50,000) shares of Series C Convertible Preferred Stock, or pro-rata portion thereof, shall be convertible into that number of fully paid and nonassessable shares of Common Stock of the Company equal to one and one one-half percent (1.5%) of the outstanding shares of Common Stock of the Company then outstanding after giving effect to the shares issued as a result of the conversion. The effect of this Section 4(a) is that the holders of the Series C Convertible Preferred Stock can acquire upon conversion, in the aggregate, fifteen percent (15%) of the then-outstanding shares of common stock of the Company.

(b) Variable Conversion of Preferred Stock. Each share of Series C Convertible Preferred Stock shall be convertible into that number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price. The “Conversion Price” shall mean 33.33% multiplied by the Market Price (defined below). “Market Price” means the average of the lowest five (5) Trading Prices (defined below) for the Company’s common stock during the ten (10) Trading Day period ending on the last complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Company or, if the OTCBB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by OTC Markets Group, Inc. If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Company and holder. “Trading Day” shall mean any day on which the Company’s common stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the common stock is then being traded.

Voting rights

Each outstanding share of Series C Convertible Preferred Stock shall be entitled to one (1) vote per share on all matters to which the shareholders of the Company are entitled or required to vote.

Further, the holders of the outstanding Series C Convertible Preferred Stock shall have the right to appoint one (1) member to the Company’s Board of Directors, the determination of which shall be made by the holders of a majority of the outstanding shares of Series C Convertible Preferred Stock.

Contributed capital for debt forgiveness

During June 2012, HealthRite, a related party (see Note 9) agreed to forgive the remaining balance of $90,582 owed. The forgiveness of this debt was recorded as a contribution of capital.

Contributed capital for imputed interest on advances from related party

At December 31, 2013 and 2012, the Company owed $115,815 and $148,215, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $6,362 and $9,357 on these advances owed during the years ended December 31, 2013 and 2012, respectively.

Stock Compensation – Warrants

On December 9, 2013, the Company executed a Consulting Services Agreement with Bagel Boy Equity Group II, LLC, a private family office, whereby its managing partner, Richard A. Wolpow, will become Chairman of the Board of Directors and interim Chief Operating Officer. Bagel Boy Equity Group will lead the Company’s efforts to deploy a roll-up consolidation plan in the hard-to-find secondary wholesale and sterile compounding market.

As consideration under the Consulting Agreement, the Company issued to Bagel Boy a warrant to acquire up to three percent (3%) of the Company’s issued and outstanding shares of common stock, calculated at the time of exercise, at an exercise price of $0.0065 per share (the “Commencement Warrant”). The warrant vests in two equal parts, one-half immediately upon vesting and one-half upon completion of the acquisition of two (2) Acquisition Targets, as defined in the Consulting Agreement. The warrant may be exercised at any time beginning on June 9, 2014 and during the seven (7) years thereafter, subject to the vesting set forth above and a 9.9% ownership limitation set forth therein. The warrants were valued as of the date of issuance using the Black-Scholes option pricing model with the following assumptions:

December 9, 2013
Market value of stock on measurement date	$0.0063
Risk-free interest rate	2.23%
Dividend yield	0%
Volatility factor	193%
Term	7.5 years

The value of the warrant was determined to be $80,318. The Company recorded $42,850 in stock compensation for the year ended December 31, 2013. Unvested stock compensation totaling $37,739 will be recorded as the remaining vesting requirements are met.

As further consideration under the Consulting Agreement, we agreed to pay to Bagel Boy a consulting fee of $15,000 per month, payable in the form of cash (at a 25% discount) or in the form of a cashless exercise warrant exercisable at fifty percent (50%) of the lowest five (5) closing bid prices during the ten (10) trading days prior to exercise (the “Consulting Warrant”). The warrant may be exercised at any time beginning on June 9, 2014 and during the seven (7) years thereafter, subject to a 9.9% ownership limitation set forth therein. The warrants were valued as of the date of issuance using the Black-Scholes option pricing model with the following assumptions:

December 9, 2013
Market value of stock on measurement date	$0.0063
Risk-free interest rate	2.23%
Dividend yield	0%
Volatility factor	193%
Term	7.5 years

The value of the warrant was determined to be $5,559. The Company recorded $2,947 in stock compensation for the year ended December 31, 2013. Unvested stock compensation totaling $2,612 will be recorded as the remaining vesting requirements are met.

NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in NOTE 3, the Company had a sales arrangement with HealthRite, a specialty pharmacy wholly owned by the Company’s President and one of its directors. Pursuant to the arrangement, HealthRite would purchase pharmaceutical products directly from manufacturers and resells the products to the Company, who then sells the products to customers. The Company acts as an agent in the sales of HealthRite product to customers and recognizes revenue for the net amount retained.

During the year ended December 31, 2013, the Company had $0 gross sales and $0 net revenue from sales to HealthRite. During the year ended December 31, 2012, the Company recognized net revenue from sales to HealthRite $80,758 based on gross sales of $188,710.

At December 31, 2013 and 2012, the Company owed $115,815 and $148,215, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $6,362 and $9,357 on these advances owed during the years ended December 31, 2013 and 2012, respectively.

On February 19, 2013, the Company received an advance from a related party in the amount of $75,000, and this amount was outstanding as of December 31, 2013. The advance is unsecured, bears interest at 6% and is due on November 19, 2014.

NOTE 11 – INCOME TAXES

The Company files a U.S. Federal income tax return. The components of the consolidated net loss before income tax benefit for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Net income/(loss) before income taxes	$2,314,444	$2,771,268

The components of the Company’s deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets and liabilities
Loss carry-forwards	$1,594,119	$807,208
Valuation allowance	(1,594,119)	(807,208)
	$-	$-

As of December 31, 2013, the Company had generated US net operating loss carry-forwards of approximately $4,688,585 which expires in 2029 through 2033, but may be limited in their use due to significant changes in the Company’s ownership.

At December 31, 2013 and December 31, 2012, the Company has no uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated through the filing date of these consolidated financial statements and noted the following subsequent events:

The Company had the following subsequent issuances of common stock:

•	The Company issued 79,834,550 shares of common stock in settlement of convertible debt and accrued interest approximating $150,000.
•	On March 26, 2014, the Company issued 7,500,000 shares with a value of approximately $28,000 for services.

On February 21, 2014, Richard A. Wolpow was appointed as a member of our Board of Directors, and further appointed as Chairman of the Board of Directors, to serve for an initial term of three (3) years or until such time as he is re-elected for an additional term or until his success or duly nominated and elected, in accordance with the Bylaws. We do not have any committees of our Board of Directors at this time. There are no family relationships between Mr. Wolpow and any of our other officers or directors.

Also on February 21, 2014, Mr. Wolpow was appointed as our Interim-Chief Operating Officer, to serve until his resignation or until his replacement is appointed.

On February 24, 2014, the shareholders approved the following at their annual shareholders’ meeting:

1.	To elect two (2) directors to serve until the next Annual Meeting of Shareholders and thereafter until their successor(s) are elected and qualified;
2.	To amend to the Articles of Incorporation of the Company to increase the authorized common stock to one billion (1,000,000,000) shares;
3.
To approve an amendment to the Articles of Incorporation of the Company to effectuate a reverse split of the Company’s common stock, in an amount to be determined at a future date by the Board of Directors of the Company up to 1-for-30, and to simultaneously decrease the authorized common stock to one hundred million (100,000,000) shares, all to be effectuated at a future date as determined by the Board of Directors of the Company;

4.	To approve the Pharmagen, Inc. 2014 Employee Securities Plan;
5.	To approve the Pharmagen, Inc. 2014 Officer and Director Securities Plan;
6.	To ratify the appointment of M&K CPAS, PLLC, as independent auditors of the Company’s financial statements for the fiscal year ended December 31, 2013; and
7.	To transact such other business as may properly come before the meeting or any adjournments thereof.

On March 14, 2014, the Company entered into a Settlement and Release Agreement and a Consolidated, Amended and Restated Promissory Note with TCA pursuant to which the Company agreed to pay $2,433,183 pursuant to one of two alternative payment schedules as set forth in the Settlement Agreement in full settlement of all outstanding amounts due to TCA. Under payment Schedule 1, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, $1,700,000 on September 30, 2014, and approximately $23,975 on each of twelve (12) consecutive months beginning on October 31, 2014. In the alternative, under payment Schedule 2, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, and approximately $675,675 on each of September 30, 2014, December 31, 2014, and March 31, 2015. The election between payment Schedule 1 and Schedule 2 will be made by us on or before September 30, 2014. In addition, TCA will return to us for cancellation all of the approximately 17,291,205 shares of our common stock previously issued to it. In connection with this agreement, the Company has recorded a loss contingency equal to the difference between the amount per the Settlement Agreement and the outstanding debt per the Company’s records at December 31, 2013, net of the effect of the return of the Company’s common stock. The loss contingency totaled $172,296.

On March 24, 2014, we received a fully executed copy of a Consulting Services Agreement dated March 24, 2014, with Stylinz Industries, Inc., a Wyoming corporation, pursuant to which Stylinz Industries will provide consulting services to us, including but not limited to, assistance with due diligence analysis and review of potential acquisition targets and computer system integration support of acquired companies. The Consulting Agreement became effective on March 24, 2014, and will remain effective until either party terminates the agreement upon 30-days written notice or at any time when a segment of work is considered complete. We also have the right to terminate the Consulting Agreement at any time for “Cause,” as defined in the agreement.

Under the Consulting Agreement, Stylinz Industries has committed to provide up to ten (10) hours of services per week, with additional hours contingent upon the parties’ mutual agreement. As consideration for the services provided, we will pay Stylinz Industries One Hundred and Twenty Five Dollars ($125.00) per billed hour. In addition, consideration equal to Fifty Dollars ($50.00) per billed hour, and Seventy Five Dollars ($75.00) per hour for travel time, will be paid on a quarterly basis by executing and delivering a Warrant Agreement to Stylinz Industries. The Warrant Agreement shall provide Stylinz Industries with cashless warrants exercisable into our common stock. The number of shares issued shall be based on any Consulting Fee (as defined in the Consulting Agreement) then due and owing and calculated using the Conversion Price on the date the warrants are exercised.

The “Conversion Price” shall be the greater of: (i) fifty percent (50%) of the average of the lowest five (5) closing bid prices during the ten (10) trading days prior to exercise; or (ii) $0.05. The warrants may be exercised at any time beginning on August 27, 2014, subject to a 9.9% ownership limitation set forth therein.

On March 19, 2014, we entered into a Securities Purchase Agreement with three investors pursuant to which we sold an aggregate of one hundred and seventy-five thousand (175,000) shares of our newly created Series C Convertible Preferred Stock at $1.00 per share, for total consideration of $175,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as the investors were familiar with our operations and there was no solicitation in connection with the issuance. Our Board of Directors approved an offering of up to five hundred thousand (500,000) shares of Series C Convertible Preferred Stock at $1.00 per share, and to date, we have sold four hundred thousand (400,000) of the shares.

The shares of Series C Convertible Preferred Stock have one (1) vote per share, are redeemable by us on ten (10) trading days advance notice at two hundred percent (200%) of the purchase price, and are convertible into common stock on either a fixed percentage basis or a variable conversion basis.

On a fixed conversion basis, the holders of the Series C Convertible Preferred Stock can acquire upon conversion, in the aggregate, fifteen percent (15%) of the then-outstanding shares of common stock of the Company. On a variable conversion basis, the shares are convertible at 33.33% of the lowest five (5) closing bid prices of our common stock during the ten (10) trading days prior to conversion. In no event can any single shareholder convert the Series C Convertible Preferred Stock if it will result in their ownership exceeding 9.99% of our then issued and outstanding shares.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no events required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES.

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Name	Age	Position(s)
Mackie Barch	39	President, CEO, Secretary, and Director

Eric Clarke	40	Chief Financial Officer

Richard A. Wolpow	50	Interim-Chief Operating Officer

Mackie Barch, age 38, is our President, Chief Executive Officer, Secretary, a director, and co-founder of Healthcare Distribution Specialists, now known as Pharmagen Distribution, LLC, which is our wholly-owned subsidiary. Before launching Pharmagen Distribution, Mr. Barch co-founded Global Nutritional Research LLC (GNR) in July 2007, which manufactures OTC products for a specific disease based on Rx/OTC interaction, and continues to work with GNR but GNR currently has de minis assets and operations. We have, in the past, purchased products from GNR, and may continue to do so in the future. Prior to founding Pharmagen Distribution and GNR, from late 2006 to 2007, Mr. Barch was involved in numerous financial and operational aspects of Global Pharmaceutical Sourcing (GPS). Prior to working for GPS, Mr. Barch was employed as Assistant Vice President in institutional equities at Friedman, Billings, & Ramsey (FBR), an investment bank and broker-dealer, from 2001 to 2006. During his career, Mr. Barch has participated in numerous equity offerings. Mr. Barch graduated the University of Colorado-Boulder with a BA in Economics. Mr. Barch is currently an elected official in the State of Maryland, serving as a City Council Member in Kensington, MD, and has been since his election in 2009. The Company determined that Mr. Barch’s background with Pharmagen Distribution and in the pharmaceutical and finance industries made him the ideal candidate for appointment to the board of directors and as an officer of the Company. Mr. Barch was also President of the National Blood Clot Alliance Chapter in Washington, D.C., hosting charity events to raise awareness about the prevalence of Thrombophilia and clot prevention.

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

Richard A. Wolpow, age 50, is our Interim-Chief Operating Officer and a director. Mr. Wolpow has been advising and operating small to mid‐size private and public companies for 20 years. Most recently, beginning in 2007, Mr. Wolpow a founder, Secretary, and Director of POC Network Technologies, Inc., a provider of billing and reimbursement for vaccines and other pharmaceutical products. Previously, from 2001 to 2010, Mr. Wolpow was founder, COO and Vice Chairman of Dispensing Solutions, Inc. (DSI), a Pharmaceutical Manufacturer operating a state‐of‐the‐art repackaging facility in Santa Ana, California, which he sold to PSS World Medical (NASDAQ: PSSI). Prior to DSI, Mr. Wolpow, through his holding company, Ocean View Investment Holdings Ltd., was the primary investor and principal shareholder of Trinity Health Ventures. In 2000 Trinity, being a primary entity in a Goldman Sachs roll‐up, became Odyssey Health Care Inc. (NASDAQ: ODSY), later selling in June 2010, to Gentiva Health Services (NASDAQ: GTIV) for over a billion dollars. Richard was also one of the principals with Freedom Health, Inc., a developer of an intelligent debit health card in association with Buck Consultants, Mellon Bank and MasterCard. Mr. Wolpow’s first health related company started in 1995 when he was recruited to run TheHealthChannel.com. Other entrepreneurial successes include ventures in the Internet, resort ownership, music/audio, construction and apparel industries.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which our shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we do not have any independent directors.

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

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

Mackie Barch	1	6

Old Line Partners, LLC	2	2

Bethesda Holdings, LLC	2	2

Board Meetings

During the fiscal year ended December 31, 2013, only one person was a member of our Board of Directors. As such, our Board of Directors did not hold any formal meetings; rather, in lieu of formal meetings, our Board took action by unanimous written consent on several occasions.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 – EXECUTIVE COMPENSATION.

Narrative Disclosure of Executive Compensation

On October 9, 2012, we entered into an employment agreement with Mackie Barch, one of our officers and directors. Pursuant to the agreement, Mr. Barch will continue to serve as our Chief Executive Officer and Chairman of the Board. The agreement has a three (3) year term and will automatically renew for one (1) year periods unless we or Mr. Barch provide notice to the other at least ninety (90) days prior to the expiration of any term of the intention not to renew. Mr. Barch will be compensated in the amount of $170,000 per year for the duration of the agreement. In the event Mr. Barch is terminated without cause or resigns for good reason, he shall be entitled to receive payment of one (1) year of his salary to be made in accordance with our normal payroll cycle.

All of our executives are at-will employees.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Mackie Barch (1)	2013	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
CEO and President	2012	150,500	-0-	-0-	-0-	-0-	-0-	-0-	150,500

Eric Clarke (2)	2013	140,000	-0-	-0-	-0-	-0-	-0-	-0-	140,000
CFO	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Richard A. Wolpow (3)
Interim-COO	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
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

On October 9, 2012, we entered into an employment agreement with Mr. Barch to pay him a salary of $170,000 per year. During 2013, Mr. Barch received $150,000 in salary, with the remainder waived.

(2)
Mr. Clarke was appointed as our Chief Financial Officer on December 31, 2012. Mr. Clarke does not have a written employment agreement, but is paid a salary of $150,000 per year. During 2013, Mr. Charke received $140,000 in salary, with the remainder waived.

(3)	Mr. Wolpow became our Interim-Chief Operating Officer on February 21, 2014.

Director Compensation

For the years ended December 31, 2013 and 2012, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 11, 2014, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock Ownership Table

Name and Address	Common Stock Ownership(1)		Percentage of Common Stock Ownership(2)

Mackie Barch (6)(14)	211,393,197	(12)	39.4%

Eric Clarke (8)(14)	-0-		-%

Richard A. Wolpow (11) (14)	29,914,557	(13)	5.7%

Old Line Partners, LLC (6) (9)	211,393,197	(12)	39.4%

Bagel Boy Equity Group, II, LLC (10)	29,914,557	(13)	5.7%

All Officers and Directors as a Group (3 Persons)	241,307,754	(12) (13)	42.6%

Preferred Stock Ownership Table(7)

Name and Address	Class A Preferred Stock Ownership(1)	Percentage of Class A Preferred Stock Ownership(3)	Class B Convertible Preferred Stock Ownership(1)	Percentage of Class B Convertible Preferred Stock Ownership(4)	Class C Convertible Preferred Stock Ownership(1)	Percentage of Class C Convertible Preferred Stock Ownership(5)

Mackie Barch (14) (15)	-0-	-%	5,100,000	100.0%	-0-	-%

Eric Clarke (15)	-0-	-%	-0-	-%	-0-	-%

Richard A. Wolpow (11)(14)	-0-	-%	-0-	-%	200,000	88.9%

Bagel Boy Equity Group, II, LLC (10)	-0-	-%	-0-	-%	200,000	88.9%

Gary Kartchner (16)	-0-	-%	-0-	-%	25,000	11.1%

Old Line Partners, LLC (9)	-0-	-%	5,100,000	100%	-0-	-%

All Officers and Directors as a Group (3 Persons)	-0-	-%	5,100,000	100%	200,000	88.9%

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

(2)	Based on 498,575,954 shares of common stock issued and outstanding as of March 11, 2014.

(3)	Based on 0 shares of Class A Preferred Stock issued and outstanding as of March 11, 2014.

(4)	Based on 5,100,000 shares of Class B Convertible Preferred Stock issued and outstanding as of March 11, 2014.

(5)	Based on 125,000 shares of Class C Convertible Preferred Stock issued and outstanding as of March 11, 2014.

(6)
Includes shares of common stock and Class B Convertible Preferred Stock held of record by Old Line Partners, LLC. Bethesda Holdings, LLC is the manager of Old Line Partners, LLC and has sole voting power over the shares. Mackie Barch is the sole member and manager of Bethesda Holdings, LLC. Subject to contractual restrictions, Bethesda may instruct Old Line to sell no more than 1% of the outstanding securities of Pharmagen, Inc. in a 90-day period and deliver the proceeds to Bethesda.

(7)
Class A Preferred Shares have 100:1 voting rights and 5:1 conversion rights to common stock. Class B Preferred Shares have voting rights equal to 51% of the votes on all matters to come before the shareholders, and is convertible into 7.5% of the issued and outstanding shares of common stock calculated on the date of conversion. Class C Preferred Shares have 1:1 voting rights and are convertible to common stock on either a fixed percentage basis or a variable conversion basis. On a fixed conversion basis, the holders of the Series C Preferred Shares can acquire upon conversion, in the aggregate, fifteen percent (15%) of the then-outstanding shares of common stock of the Company. On a variable conversion basis, the shares are convertible at 33.33% of the lowest five (5) closing bid prices of our common stock during the ten (10) trading days prior to conversion. In no event can any single shareholder convert the Series C Preferred Shares if it will result in their ownership exceeding 9.99% of our then issued and outstanding shares.

(8)
Eric Clarke is the sole member and manager of Beauchamp Capital Holdings, LLC, which is a member of Old Line Partners, LLC. Beauchamp does not have any voting control over the shares held by Old Line Partners. Subject to contractual restrictions, Beauchamp may instruct Old Line to sell no more than 1% of the outstanding securities of Pharmagen, Inc. in a 90-day period and deliver the proceeds to Beauchamp.

(9)	Old Line Partners, LLC’s address is: 201 South Main Street, 13th Floor, Salt Lake City, UT 84111.

(10)	Bagel Boy Equity Group, II, LLC’s address is: 408 40th Street, Newport Beach, CA 92663.

(11)
Includes shares of our Series C Convertible Preferred Stock held of record by Bagel Boy Equity Group, II, LLC. Richard A. Wolpow is the managing member of Bagel Boy Equity Group, II, LLC (“Bagel Boy”) and has voting power over the shares.

(12)
Includes 37,393,197 shares of common stock which may be acquired upon conversion of 5,100,000 shares of Series B Convertible Preferred Stock. Our Series B Convertible Preferred Stock is convertible into 7.5% of the issued and outstanding shares of common stock calculated on the date of conversion.

(13)
Includes 29,914,557 shares of common stock which may be acquired upon conversion of 200,000 shares of Series C Convertible Preferred Stock. Our Series C Convertible Preferred Stock is convertible, in the aggregate, into 15% of our issued and outstanding shares of common stock, or into shares of our common stock based on 33.3% of the market price at the time of conversion. In no event can any single shareholder convert the Series C Convertible Preferred Stock if it will result in their ownership exceeding 9.99% of our then issued and outstanding shares. The 29,914,557 shares represents the total number of shares of our common stock that Bagel Boy Equity Group II, LLC, could acquire if it converted all of its Series C Convertible Preferred Stock on March 11, 2014. This figure does not include shares of common stock that Bagel Boy may acquire upon the exercise of warrants that will allow it to acquire up to three percent (3%) of our issued and outstanding shares of common stock because the warrants are not exercisable within the next 60 days.

(14)	Unless noted otherwise, the address is c/o Pharmagen, Inc., 9337 Fraser Ave., Silver Spring, MD 20910.

(15)
Includes shares of Series B Convertible Preferred Stock held of record by Old Line Partners, LLC. Bethesda Holdings, LLC is the manager of Old Line Partners, LLC and has sole voting power over the shares. Mackie Barch is the sole member and manager of Bethesda Holdings, LLC. Bethesda may instruct Old Line to sell no more than 1% of the outstanding securities of Pharmagen, Inc. in a 90-day period and deliver the proceeds to Bethesda.

(16)	Gary Kartchner’s address is: 28202 Cabot Road, Suite 520, Laguna Niguel, CA 92677.

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

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2012, our Board of Directors approved the Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan and set aside 40,000,000 shares of our common stock for issuance thereunder. Pursuant to the plan, officers, directors, key employees and certain consultants may be granted stock options (including incentive stock options and non-qualified stock options), restricted stock awards, unrestricted stock awards, or performance stock awards. As of December 31, 2013, we have not made any awards under the Plan.

As of December 31, 2013, we had the following options outstanding:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	- 0 -		- 0 -	- 0 -
Equity compensation plans not approved by security holders	14,957,279	(1)	$0.0065	- 0 -
Total	14,957,279		$0.0065	- 0 -

As consideration under a Consulting Agreement entered into with Bagel Boy Equity Group, II, LLC (“Bagel Boy”), we issued Bagel Boy a warrant to acquire up to three percent (3%) of our issued and outstanding shares of common stock, calculated at the time of exercise, at an exercise price of $0.0065 per share. The warrant vests in two equal parts, one-half immediately upon vesting and one-half upon completion of the acquisition of two (2) Acquisition Targets, as defined in the Consulting Agreement. The warrant may be exercise at any time beginning on June 9, 2014 and during the seven (7) years thereafter, subject to the vesting set forth above and a 9.9% ownership limitations set forth therein. For purposes of illustration only, we have assumed that the entire warrant was exercised as of March 11, 2014.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our wholly-owned subsidiary, Pharmagen Distribution, had an arrangement with Healthrite Pharmaceuticals, a specialty pharmacy owned by one of our officers and directors, Mr. Barch. Pursuant to the arrangement Healthrite would purchase pharmaceutical products directly from manufacturers and then resell them to Pharmagen Distribution. During the quarter ended June 2012, Healthrite notified us that due to the cost and effort to maintain a pharmaceutical license it has surrendered its pharmaceutical license and will no longer be buying and selling pharmaceuticals. During the years ended December 31, 2012 and 2011, Pharmagen Distribution purchased $114,000 and $1.1 million, respectively, of inventory from Healthrite, which was then resold to customers. We do not expect Healthrite’s decision to surrender its pharmaceutical license to have a material impact on our business.

At December 31, 2013 and 2012, we owed $115,815 and $148,215, respectively, to Mackie Barch, one of our officers and directors, for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. We imputed interest expense of $6,362 and $9,357 on these advances owed during the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2011, Justin Barch, the brother of Mackie Barch, one of our officers and director, loaned us $75,000, which was used to fund our operations. The $75,000 is proceeds Justin Barch received through a loan from Eagle Bank. Justin Barch charged us the interest Eagle Bank charged Justin Barch for the loan, which was $3,213 for 2013 and $3,791 for 2012, based on an interest rate of 6.5% per annum. Justin Barch did not charge us any additional interest on the loan other than what was charged to Justin Barch by Eagle Bank. There is no agreement between us and Justin Barch to evidence this loan. For the years ended December 31, 2013 and 2012, (a) the largest aggregate amount of principal outstanding was $75,000 and $75,000, respectively, (b) the outstanding principal balance as of December 31, 2013 and 2012 was $75,000 and $75,000, respectively, (c) we paid an aggregate of $0 and $0, respectively, toward the outstanding principal amount, and (d) we paid interest of $3,213 and $3,791, respectively, at an interest rate of 6.5% per annum.

For 2013, the $115,815 owed to Mackie Barch and the $75,000 owed on the loan from Justin Barch equals the $190,815 noted on our balance sheet as due to related party.

For 2012, the $145,215 owed to Mackie Barch and the $75,000 owed on the loan from Justin Barch equals the $223,215 noted on our balance sheet as due to related party.

During 2012, Mackie Barch, one of our officers and director, was paid by Pharmagen Distribution, our wholly-owned subsidiary, for the services he provided to Pharmagen Distribution. Pharmagen Distribution has no formal agreement with Mr. Barch but began paying Mr. Barch $7,000 every two weeks starting on January 1, 2012. During the year ended December 31, 2012, Pharmagen Distribution paid Mr. Barch a total of $150,500.

On October 9, 2012, we entered into an employment agreement with Mackie Barch, one of our officers and directors. Pursuant to the agreement, Mr. Barch will continue to serve as our Chief Executive Officer and Chairman of the Board. The agreement has a three (3) year term and will automatically renew for one (1) year periods unless we or Mr. Barch provide notice to the other at least ninety (90) days prior to the expiration of any term of the intention not to renew. Mr. Barch will be compensated in the amount of $170,000 per year for the duration of the agreement. In the event Mr. Barch is terminated without cause or resigns for good reason, he shall be entitled to receive payment of one (1) year of his salary to be made in accordance with our normal payroll cycle.

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

On December 12, 2013, we received a fully executed copy of a Consulting Services Agreement dated December 9, 2013 with Bagel Boy Equity Group II, LLC, a private family office, whereby its managing partner, Richard A. Wolpow, became our Chairman of the Board of Directors and interim Chief Operating Officer. As consideration under the Consulting Agreement, we issued to Bagel Boy a warrant to acquire up to three percent (3%) of our issued and outstanding shares of common stock, calculated at the time of exercise, at an exercise price of $0.0065 per share (the “Commencement Warrant”). The warrant vests in two equal parts, one-half immediately upon vesting and one-half upon completion of the acquisition of two (2) Acquisition Targets, as defined in the Consulting Agreement. The warrant may be exercised at any time beginning on June 9, 2014 and during the seven (7) years thereafter, subject to the vesting set forth above and a 9.9% ownership limitation set forth therein. As further consideration under the Consulting Agreement, we agreed to pay to Bagel Boy a consulting fee of $15,000 per month, payable in the form of cash (at a 25% discount) or in the form of a cashless exercise warrant exercisable at fifty percent (50%) of the lowest five (5) closing bid prices during the ten (10) trading days prior to exercise (the “Consulting Warrant”). The warrant may be exercised at any time beginning on June 9, 2014 and during the seven (7) years thereafter, subject to a 9.9% ownership limitation set forth therein.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which our shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we do not have any independent directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $32,000 and $30,000, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended March 31, June 30, and September 30, of each year, and for the issuance of consents, were $19,500 and $21,000, respectively.

Tax Fees

For the fiscal years ended December 31, 2013 and 2012, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Of the fees described above for the years ended December 31, 2013 and 2012, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)                Exhibits

2.1 (14)	Amended and Restated Asset Acquisition Agreement between Amerisure Pharmaceuticals, LLC and Global Nutritional Research, LLC

2.2 (4)	Share Exchange Agreement with Healthcare Distribution Specialists, LLC dated February 13, 2012

2.3 (19)	Stock Purchase Agreement with Bryce Rx Laboratories, Inc. dated December 13, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.

3.2 (2)	Bylaws of Sunpeaks Ventures, Inc.

3.3 (3)	Certificate of Amendment to Articles of Incorporation

4.1 (15)	Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan

4.2 (15)	Sunpeaks Ventures, Inc. Form of Non Statutory Stock Option Agreement

4.3 (26)	Certificate of Designation for Series C Convertible Preferred Stock

4.4 (27)	Certificate of Designation for Series B Convertible Preferred Stock

10.1 (4)	Unsecured Promissory Note issued to Whetu, Inc. dated July 13, 2011

10.2 (14)	Promissory Note to EagleBank dated August 4, 2011

10.3 (4)	Settlement Agreement and General Mutual Release with Scott Beaudette dated February 13, 2012

10.4 (4)	Settlement Agreement and General Mutual Release with Carrillo Huettel, LLP dated February 13, 2012

10.5 (4)	Settlement Agreement and General Mutual Release with Whetu, Inc. dated February 13, 2012

10.6 (4)	Management Agreement with Mackie Barch dated February 13, 2012

10.7 (15)	Endorsement Agreement with Paul Silas dated February 10, 2012

10.8 (4)	Lease Agreement dated March 9, 2011

10.9 (5)	Distribution Agreement with Mega Brand Group dated May 28, 2012

10.10 (5)	Marketing and Distribution Agreement with Asian American Convenience Store Association dated March 30, 2012

10.11 (6)	Convertible Promissory Note to Lysander Overseas, Inc. dated April 5, 2012

10.12 (6)	Pass-Through Sponsorship Letter Agreement with Trail Blazers, Inc. dated April 2, 2012

10.13 (7)	Binding Letter of Commitment with Philadelphia Soul

10.14 (7)	Advertising and Promotion Agreement with Arizona Cardinals

10.15 (8)	Binding Letter of Commitment with Sovereign Talent Group, Inc.

10.16 (9)	Binding Letter of Commitment with Walgreens and Dayton Professional Baseball Club, LLC dated April 18, 2012

10.17 (10)	Agreement with CBS Radio dated April 26, 2012

10.18 (11)	Agreement with Pulse Advertising LLC dated May 2, 2012

10.19 (12)	Marketing and Sponsorship Agreement with Hurricane Sports Properties, LLC dated May 1, 2012

10.20 (13)	First Amendment to Convertible Promissory Note to Lysander Overseas, Inc. dated May 10, 2012

10.21 (16)	Employment Agreement with Mackie Barch dated October 9, 2012

10.22 (17)	Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP dated September 30, 2012

10.23 (17)	Revolving Promissory Note with TCA Global Credit Master Fund, LP dated September 30, 2012

10.24 (17)	Security Agreement (Sunpeaks Ventures, Inc.) with TCA Global Credit Master Fund, LP dated September 30, 2012

10.25 (17)	Security Agreement (Healthcare Distribution Specialists, LLC) with TCA Global Credit Master Fund, LP dated September 30, 2012

10.26 (18)	Committed Equity Facility Agreement with TCA Global Credit Master Fund LP dated November 30, 2012

10.27 (18)	Registration Rights Agreement with TCA Global Credit Master Fund LP dated November 30, 2012

10.28 (18)	Amendment No. 1 to Senior Secured Revolving Credit Facility Agreement with TCA Global Credit Master Fund, LP dated November 30, 2012

10.29 (18)	Amended and Restated Revolving Promissory Note with TCA Global Credit Master Fund, LP dated November 30, 2012

10.30 (18)	Irrevocable Transfer Agent Instruction

10.31 (19)	Robert Giuliano Employment Agreement dated December 13, 2012

10.32 (19)	Restrictive Covenant Agreement with Robert Giuliano and Bryce Rx Laboratories, Inc. dated February 13, 2012

10.33 (20)	Walgreen Co. General Trade and Electronic Data Interchange Agreement dated December 6, 2012

10.34 (21)	Senior Secured Credit Facility Agreement

10.35 (21)	Convertible Promissory Note

10.36 (21)	Security Agreement for Pharmagen, Inc.

10.37 (21)	Security Agreement for Pharmagen Distribution, LLC

10.38 (21)	Security Agreement for Pharmagen Nutriceuticals, Inc.

10.39 (21)	Security Agreement for Pharmagen Laboratories, Inc.

10.40 (21)	Guaranty Agreement for Pharmagen Distribution, LLC

10.41 (21)	Guaranty Agreement for Pharmagen Nutriceuticals, Inc.

10.42 (21)	Guaranty Agreement for Pharmagen Laboratories, Inc.

10.43 (21)	Confession of Judgment

10.44 (21)	Irrevocable Transfer Agent Instructions

10.45 (21)	Validity Guarantee

10.46 (21)	Amendment No. 2 to Senior Secured Revolving Credit Facility

10.47 (21)	Security Agreement for Pharmagen Nutriceuticals, Inc.

10.48 (21)	Security Agreement for Pharmagen Laboratories, Inc.

10.49 (21)	Guaranty Agreement for Pharmagen Nutriceuticals, Inc.

10.50 (21)	Guaranty Agreement for Pharmagen Laboratories, Inc.

10.51 (21)	Subsidiary Consent for Pharmagen Laboratories, Inc.

10.52 (21)	Subsidiary Consent for Pharmagen Laboratories, Inc.

10.53 (21)	Subsidiary Consent for Pharmagen Nutriceuticals, Inc.

10.54 (21)	Subsidiary Consent for Pharmagen Nutriceuticals, Inc.

10.55 (22)	Securities Purchase Agreement dated June 5, 2013

10.56 (22)	Convertible Promissory Note dated June 5, 2013

10.57 (23)	Consulting Agreement with Bradley Peganoff

10.58 (24)	Securities Purchase Agreement dated August 1, 2013

10.59 (24)	Convertible Promissory Note dated August 1, 2013

10.60 (25)	Settlement Agreement

10.61 (25)	Order Granting Approval of Settlement Agreement

10.62 (26)	Consulting Services Agreement with Bagel Boy Equity Group II, LLC

10.63 (26)	Common Stock Commencement Warrant

10.64 (26)	Common Stock Consulting Warrant

10.65 (26)	Form of Securities Purchase Agreement for Series C Convertible Preferred Stock

10.66 (27)	Securities Exchange Agreement for Series B Convertible Preferred Stock

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on November 4, 2011.
(2)	Incorporated by reference from our Registration Statement on Form S-1 filed with the Commission on September 18, 2009.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 14, 2013.
(4)	Incorporated by reference from Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 6, 2012.
(5)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 6, 2012.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 11, 2012.
(6)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 11, 2012.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 18, 2012.
(7)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 18, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 24, 2012.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 25, 2012.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 2, 2012.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 4, 2012.
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 11, 2012.
(13)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on May 16, 2012.
(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(14)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(15)	Incorporated by reference from our Current Report on Form 8-K/A filed with the commission on August 3, 2012.
(15)	Incorporated by reference from our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(15)	Incorporated by reference from our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(16)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 12, 2012.
(17)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 17, 2012.
(17)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 17, 2012.
(17)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 17, 2012.
(17)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on October 17, 2012.
(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(18)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 17, 2012.
(19)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 19, 2012.
(19)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 19, 2012.
(19)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 19, 2012.
(20)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 3, 2013.
(21)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 12, 2013.
(22)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on June 25, 2013.
(23)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on July 12, 2013.
(24)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on August 15, 2013.
(25)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on September 10, 2013.
(26)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 16, 2013.
(27)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 20, 2013.
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

Pharmagen, Inc.

Dated: March 31, 2014		/s/ Mackie Barch
	By:	Mackie Barch
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014		/s/ Mackie Barch
	By:	Mackie Barch
	Its:	Chief Executive Officer and Director

Dated: March 31, 2014		/s/ Eric Clarke
	By:	Eric Clarke
	Its:	Chief Financial Officer and Principal Accounting Officer