Form 10-Q
period 2014-03-31
Pharmagen, Inc.
filed 2014-05-15
CIK 1470915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2014, there were 517,075,954 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1  FINANCIAL STATEMENTS

PHARMAGEN, INC.

Consolidated Financial Statements (Unaudited)

PHARMAGEN, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$264,673	$225,983
Accounts receivable, net of reserve for uncollectible accounts of $319,085	325,780	367,848
Inventory	169,877	136,969
Prepaid expenses and other current assets	76,665	58,104
Deferred financing costs, net of accumulated amortization of $0 and $421,638	-	90,401

Total Current Assets	836,995	879,305

Property and equipment, net of accumulated depreciation of $178,358 and $149,454	423,784	383,022
Customer relations, net of accumulated amortization of $6,218 and $4,971	18,726	19,973
Total Assets	$1,279,505	$1,282,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,726,715	$1,379,421
Lines of credit	344,968	359,339
Settlement agreement	2,283,182	-
Convertible settlement agreement, net of unamortized discount of $41,188 and $102,092	225,989	230,857
Current portion of capital lease obligation	41,559	42,488
Convertible lines of credit	-	1,110,743
Convertible note payable, net of unamortized discount of $70,443 and $508,464	1,418,757	1,657,036
Derivative liability	1,456,852	2,113,542
Due to related parties	171,920	190,815
Indemnification liability	-	500,000
Current portion of note payable, in default, net of unamortized discount of $35,344	624,656	500,000
Total Current Liabilities	8,294,598	8,084,241

Capital lease obligation, net of current portion	269,000	270,308
Note payable, net of current portion, in default	520,000	500,000
Loss contingency	-	14,265
Total liabilities	9,083,598	8,868,814

Commitments and contingencies
Convertible Redeemable Preferred stock; Series C $0.001 par value; 500,000 shares authorized; 225,000 shares and 125,000 shares issued and outstanding	225,000	125,000
Stockholders’ Deficit
Convertible Preferred stock; Series A $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Convertible Preferred stock; Series B $0.001 par value; 5,100,000 shares authorized, issued and outstanding	5,100	5,100
Common stock $0.001 par value; 1,000,000,000 shares authorized; 504,451,417 and 434,408,072 shares issued and outstanding	506,451	434,407
Additional paid in capital	1,320,455	1,477,779
Stock held in escrow	-	(480,303)
Accumulated deficit	(9,861,099)	(9,148,497)
Total Stockholders’ Deficit	(8,029,093)	(7,711,514)

Total Liabilities and Stockholders’ Deficit	$1,279,505	$1,282,300

The accompanying notes are an integral part of these consolidated financial statements.

PHARMAGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$1,319,464	$1,721,331
Cost of Sales	(582,990)	(686,540)
Gross Profit	736,474	1,034,791

Operating Expenses
General and administrative	401,029	529,064
Salaries and commissions	461,468	563,286
Professional fees	284,500	269,952
Total Operating Expenses	1,146,997	1,362,302

Operating Loss	(410,523)	(327,511)

Other Expenses
Derivative gains	358,188	119,381
Loss on settlement of debt, net of previously accrued loss contingency	(15,646)	-
Interest expense	(644,621)	(633,663)
Total Other Expenses	(302,079)	(514,282)

Net Loss	(712,602)	(841,793)

Deemed dividend related to incremental beneficial conversion feature on convertible redeemable preferred stock	(100,000)	-
Net loss attributable to common stockholders	$(812,602)	$(841,793)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding –basic and diluted	480,383,004	381,273,436

The accompanying notes are an integral part of these consolidated financial statements.

PHARMAGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock						Additional	Stock
	Series A		Series B		Common Stock		Paid in	Held in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Escrow	Deficit	Total
Balance, December 31, 2013	-	$-	5,100,000	$5,100	434,408,072	$434,407	$1,477,779	$(480,303)	$(9,148,497)	$(7,711,514)
Derivative liability settlement	-	-	-	-	-	-	298,502	-	-	298,502
Common stock issued for debt financing	-	-	-	-	81,834,550	81,835	71,457	-	-	153,292
Deemed dividends on convertible redeemable preferred stock due to beneficial conversion feature	-	-	-	-	-	-	-	-	-	-
Cancellation of shares	-	-	-	-	(17,291,205)	(17,291)	(553,187)	480,303	-	(90,175)
Stock issued for services	-	-	-	-	7,500,000	7,500	20,250	-	-	27,750
Stock compensation - warrants	-	-	-	-	-	-	4,160	-	-	4,160
Imputed interest on advances from related party	-	-	-	-	-	-	1,494	-	-	1,494
Net loss	-	-	-	-	-	-	-	-	(712,602)	(712,602)

Balance, March 31, 2014	-	$-	5,100,000	$5,100	506,451,417	$506,451	$1,320,455	$-	$(9,861,099)	$(8,029,093)

The accompanying notes are an integral part of these consolidated financial statements.

PHARMAGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(712,602)	$(841,793)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of derivative liability	(358,188)	(119,381)
Imputed interest on advances from related party	1,494	1,947
Amortization of debt discount	500,581	445,613
Amortization of deferred financing costs	39,996	133,088
Share based payments	31,910	-
Loss on settlement of debt, net of previously accrued loss contingency and cash	10,373	-
Depreciation & amortization expense	30,151	18,647
Changes in operating assets and liabilities:
Accounts receivable	42,068	(126,981)
Inventory	(32,908)	(34,246)
Prepaid expenses and other current assets	(14,061)	11,882
Accounts payable and accrued liabilities	509,545	350,605
Net Cash Provided by (Used in) Operating Activities	48,359	(160,619)

Investing Activities
Purchase of property and equipment	(62,166)	(16,260)
Net Cash Used in Investing Activities	(62,166)	(16,260)

Financing Activities
Net proceeds from advances from related parties	-	75,000
Repayments of advances to related parties	(18,895)	(22,400)
Net proceeds from convertible lines of credit	(14,371)	484,181
Proceeds from convertible redeemable preferred stock	100,000	-
Principal payments on capital lease obligations	(14,237)	-
Cash paid for deferred financing costs	-	(35,500)
Net Cash Provided by Financing Activities	52,497	501,281

Net Increase (Decrease) in Cash	38,690	324,402
Cash at Beginning of Period	225,983	322,556
Cash at End of Period	$264,673	$646,958

Supplemental Cash Flow Information:
Interest paid	$5,821	$3,699
Income taxes paid	$-	$-
Non-Cash Financing Transactions:
Allocation of convertible debt to embedded conversion derivative liabilities	$-	$511,548
Settlement of convertible line of credit and convertible note payable through settlement agreement	$2,433,182	$-
Acquisition of equipment through capital lease	$12,000	$-
Payment of settlement agreement through acquisition of debt	$150,000	$-
Shares issued for deferred financing costs	$-	$206,667
Cancellation of shares	$90,175	$-
Shares issued in settlement of debt of accrued interest	$146,292	$-
Settlement of derivative liability	$298,502	$49,819
Recognition of indemnification liability	$-	$400,000
Deemed dividend due to beneficial conversion feature on convertible redeemable preferred stock	$100,000	-

The accompanying notes are an integral part of these consolidated financial statements

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

Bryce changed its name to Pharmagen Laboratories, Inc. effective on March 4, 2013.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. The Company has a history of incurring net losses and at March 31, 2014 has an accumulated net loss totaling $9,861,099. At March 31, 2014, the Company held cash of $264,673. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The accompanying unaudited consolidated financial statements were prepared consistent with and should be read in conjunction with the financial statements of the Company for the years ended December 31, 2013 and 2012, and notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014.

The results for interim periods are not necessarily indicative of results for the entire year. The balance sheet at December 31, 2013 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by GAAP for complete financial statements.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments purchased with a maturity of three months or less at the time of issuance to be cash equivalents. These investments are carried at cost which approximates fair value. At March 31, 2014 and December 31, 2013, there were no cash equivalents.

The Company had cash of $264,673 and $225,983 at March 31, 2014 and December 31, 2013, respectively.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

Uncollectible accounts receivable are written off when a settlement is reached for an amount less than the outstanding historical balance or when we determine that it is highly unlikely the balance will be collected. At March 31, 2014 and December 31, 2013, the Company’s allowance for doubtful accounts was $319,085.

Inventory

Inventory is comprised of Clotamin and non-Clotamin and is recorded at lower of cost or market on a first-in, first-out (“FIFO”) method. The non-Clotamin is a collection of several raw materials that are used in combinations to make pharmaceutical drugs, some of which is stored in a warehouse and handled by a third party. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. If obsolete or unmarketable inventory are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. At March 31, 2014 and December 31, 2013, the allowance for obsolete or unmarketable inventory was $0, and during the three month periods ended March 31, 2014 and 2013, the Company recognized no inventory impairments.

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

The estimated useful life of each asset is as follows:

Estimated Useful Lives
Furniture and equipment	3–7 years
Leasehold improvements	Lease term, generally 1–2 years

Depreciation expense for the three months ended March 31, 2014 and 2013 was $28,904 and $17,417, respectively.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether impairment has occurred through analysis of undiscounted cash flow of the asset at the lowest level that has an identifiable cash flow. If impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows. Cash flows are generally discounted using an interest rate commensurate with a weighted average cost of capital for a similar asset. No impairments were identified as of March 31, 2014 or December 31, 2013 or during the three month periods ended March 31, 2014 and 2013.

Intangible Assets

At March 31, 2014 and 2013, the Company’s intangible assets consisted of Customer Relations. Amortization expense on Customer Relations during the three month periods ended March 31, 2014 and 2013 was $1,247 and $1,230, respectively.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

The Company valued the embedded derivative conversion liability using Black-Scholes method. The Company recorded debt discounts attributable to the embedded conversion derivative liabilities related to the convertible debt and convertible lines of credit issued during the three month periods ended March 31, 2014 and 2013 totaling $0 and $511,548, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses for all periods presented. Advertising expenses for the three month periods ended March 31, 2014 and 2013 were $394 and $8,972, respectively.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

Sales Commission

The Company accrues sales commission to sales representatives when sales are made and pays it when cash is reasonably collectible from customers according to its performance based model for commission valuing. Depending on the experience of the sales representative, and whether monthly targets are met, the commission percentage range from 8-25% of the sales generated.

Concentration of Risk

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC) and at times, balances may exceed government insured limits. All of the Company’s non-interest bearing cash balances are insured up to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may exceed federally insured limits. At March 31, 2014 and December 31, 2013, the amounts held in the banks did not exceed the federally insured limit. The Company has never experienced any losses related to these balances.

During the three months ended March 31, 2014, three vendors accounted for 33%, 25% and 17% of purchases at Pharmagen. During the three months ended March 31, 2013, three vendors accounted for 29%, 16% and 12% of purchases at Pharmagen.

During the three months ended March 31, 2014, two customers accounted for 25% of Pharmagen sales. During the three months ended March 31, 2013, one customer accounted for 46% of Pharmagen sales. At March 31, 2014 and December 31, 2013, no customers accounted for more than 10% of Pharmagen accounts receivable.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

Income (Loss) per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. Potential common shares result from convertible debts and convertible line of credit. However, for all years presented, all outstanding convertible notes are anti-dilutive due to the losses for the years. Anti-dilutive common stock equivalents of 141,837,251 were excluded from the loss per share computation for the three months ended March 31, 2014. Anti-dilutive common stock equivalents of 119,879,899 were excluded from the loss per share computation for the three months ended March 31, 2013.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). For the three months ended March 31, 2014 and 2013, the Company had no items representing other comprehensive income or loss.

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

Reclassifications

Certain reclassifications were made to the financial statements for the three months ended March 31, 2013 in order to conform with the 2014 presentation.

Subsequent Events

The Company evaluated material events occurring between March 31, 2014 and through the date when the consolidated financial statements were issued.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

NOTE 4 – DEBT

Lines of Credit

The Company has a $200,000 line of credit agreement with a financial institution which bears interest at US prime rate plus 1% per annum, but in no event less than 5.5% (5.5% at March 31, 2014 and December 31, 2013), is due on demand, and is secured by all assets of the Company. As of March 31, 2014 and December 31, 2013, the Company had outstanding balances on the line of credit of $200,000. The Company is currently in good standing and was in good standing at March 31, 2014 and December 31, 2013. There are no outstanding debt covenants.

On December 13, 2012, upon the acquisition of Bryce, the Company assumed two lines of credit from Bryce, an overdraft line of credit and a business line of credit which at that time had an outstanding balance of $22,410 and $195,050, respectively. The overdraft line of credit agreement has a maximum credit line of $25,000 and bears interest at 9.25%, and the business line of credit had a maximum credit line of $200,000 (increased to $250,000 during the three months ended March 31, 2014), bears interest rate at 4.5% and expires in 2016. As of March 31, 2014 and December 31, 2013, the Company had outstanding balances on the overdraft line of credit and business line of credit of $144,968 and $159,340, respectively.

Capital lease obligation

Through March 31, 2014, the Company has acquired assets with a cost of $336,914, included in furniture and equipment, under a capital lease. The lease has a term of seven years, has payments of $4,922 including interest at 6%, and contains a bargain purchase option.

Future minimum lease payments as of March 31, 2014 are:

Amounts payable in year one	$59,062
Amounts payable in year two	59,062
Amounts payable in year three	59,062
Amounts payable in year four	59,062
Amounts payable in year five	59,062
Thereafter	78,749
Total payments	374,059
Less amounts representing interest	(63,501)
Total capital lease obligation	310,559
Less current portion of capital lease obligation	(41,559)
Capital lease obligation, net of current portion	$269,000

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

Notes payable

On December 13, 2012 (“Acquisition Date”), the Company acquired Bryce Rx Laboratories (“Bryce”) through a Stock Purchase Agreement with Robert Guiliano, an individual, for the purchase of all of the outstanding securities of Bryce Rx Laboratories, Inc. The purchase price was One Million One Hundred Thousand Dollars ($1,100,000).

In connection with the acquisition of Bryce, the Company issued a note payable in the amount $1,000,000 to the seller. The note payable is payable in four installments at $250,000 each on December 31 beginning in 2013. Accrued imputed interest as of March 31, 2014 and December 31, 2013 was $68,562 and $55,000, respectively. As of March 31, 2014, the note is in default.

On February 24, 2014, the Company issued a note payable in the amount of $180,000, including an original issue discount of $30,000. The net proceeds of $150,000 were paid by the note holder directly to TCA Global Credit Master Fund, LP as a principal payment under the terms of the settlement agreement entered into on February 14, 2014 (see further information in next section). The note is non-interest bearing through December 31, 2014, and carries 8% interest from January 1, 2015 through maturity of October 1, 2015. Payments are due as follows:

•	On April 1, and May 1, 2014, the Company shall pay $5,000, which will be applied against the principal balance.
•
In the event the Company, between the date of the note and the maturity date, closes on debt or equity financing that in the aggregate exceeds $15 million, then the Company shall pay the entire unpaid principal amount within 120 days of the closing of said financing.

•
In the event any principal balance remains outstanding as of June 1, 2014, then the Company shall make payments on the first of each month beginning June 1, 2014 through the interest start date, an amount equal to 7.5% of the gross profit from pharmaceutical sales by Pharmagen Distribution, LLC for the month prior to the immediately preceding month, with a maximum monthly payment of $15,000, until the entire principal amount is paid in full.

•
In the event any principal amount remains unpaid as of the interest start date, then in addition to other payments set forth herein, including principal or interest, the Company shall pay an amount equal to 20% of the gross profit from pharmaceutical sales by Pharmagen Distribution, LLC for a period beginning on the interest start date and ending on the later of six months, or until the entire principal amount and accrued interest is paid in full.

As additional consideration, the Company issued 2,000,000 shares, valued at $7,000, to the note holder.

The Company established a debt discount totaling $37,000 relating to the original issue discount and value of the shares. The debt discount is accreted to interest expense over the life of the convertible debentures using the effective interest method. During the three months ended March 31, 2014, the Company recorded interest accretion expense of $1,656, which is included in interest expense on the accompanying consolidated statement of operations.

The current portion of the note payable at March 31, 2014 is $160,000.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

On March 14, 2014, the Company entered into a Settlement and Release Agreement and a Consolidated, Amended and Restated Promissory Note with TCA pursuant to which the convertible line of credit was extinguished. On this date, the derivative liability balance totaling $81,060 was also relieved to paid-in capital.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

The derivatives for all convertible lines of credit were valued using the Black-Scholes option pricing model with the following assumptions:

	March 14, 2014	December 31, 2013
Market value of stock on measurement date	$0.0029	$0.0039
Risk-free interest rate	0.00%	0.09%
Dividend yield	0%	0%
Volatility factor	210%	193%
Term	0 years	0.50 years

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

The Commitment Shares were granted on March 29, 2013. The fair value of those shares on the grant date was $206,667 valued at the then current trading price of $0.031 per share and was recorded as deferred financing cost. The deferred financing cost is amortized over the life of the Secured Credit Agreement. During the three months ended March 31, 2014, the Company amortized $39,996 of the deferred financing costs.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

Under the initial accounting, the Company allocated $511,548 of the $600,000 proceeds to the embedded conversion derivative liability. The proceeds allocated to the embedded conversion derivative liability were recognized as a discount to the convertible debt.

The debt discount is accreted to interest expense over the life of the convertible debentures using the effective interest method. During the three months ended March 31, 2014, the Company recorded interest accretion expense of $8,179, which is included in interest expense on the accompanying consolidated statement of operations.

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

On March 14, 2014, the Company entered into a Settlement and Release Agreement and a Consolidated, Amended and Restated Promissory Note with TCA pursuant to which the convertible promissory note was extinguished. On this date, the Company also wrote off the remaining unamortized debt discount of $95,993 and the unamortized deferred finance fee of $50,405, and the derivative liability balance totaling $43,807 was also relieved to paid-in capital.

The derivatives for convertible promissory note were valued using the Black-Scholes option pricing model with the following assumptions:

	March 14, 2014	December 31, 2013
Market value of stock on measurement date	$0.0029	$0.0039
Risk-free interest rate	0.00%	0.09%
Dividend yield	0%	0%
Volatility factor	210%	193%
Term	0 years	0.45 years

TCA Settlement and Release Agreement

On March 14, 2014, the Company entered into a Settlement and Release Agreement and a Consolidated, Amended and Restated Promissory Note with TCA pursuant to which the Company agreed to pay $2,433,183 pursuant to one of two alternative payment schedules as set forth in the Settlement Agreement in full settlement of all outstanding amounts due to TCA. Under payment Schedule 1, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, $1,700,000 on September 30, 2014, and approximately $23,975 on each of twelve (12) consecutive months beginning on October 31, 2014. In the alternative, under payment Schedule 2, we agreed to pay $150,000 on each of March 14, 2014 and March 31, 2014, $300,000 on June 30, 2014, and approximately $675,675 on each of September 30, 2014, December 31, 2014, and March 31, 2015. The election between payment Schedule 1 and Schedule 2 will be made by us on or before September 30, 2014. In addition, TCA will return to us for cancellation all of the approximately 17,291,205 shares of our common stock previously issued to it. In connection with this settlement, the Company recorded a loss on settlement totaling $24,638 (net of cash in TCA lockbox of $5,273), of which $14,265 had been accrued for as a loss contingency as of December 31, 2013.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

As noted in the previous section, the Company acquired an original issue discount note payable totaling $180,000, with net proceeds of $150,000, in order to pay the first principal payment of the TCA settlement agreement.

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

The debt discount is accreted to interest expense over the life of the convertible debentures using the effective interest method. During the three months ended March 31, 2014 and 2013, The Company recorded interest accretion expense of $292,749 and $94,248, respectively, which is included in interest expense on the accompanying consolidated statement of operations.

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

The derivatives for 2012 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2014	December 31, 2013
Market value of stock on measurement date	$0.0038	$0.0039
Risk-free interest rate	0.05%	0.07 - 0.10%
Dividend yield	0%	0%
Volatility factor	210%	193%
Term	0.25 years	0.21-0.44 years

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

The debt discount is accreted to interest expense over the life of the convertible debentures using the straight-line method. During the year ended December 31, 2013, the Company recorded interest accretion expense of $41,100, including $12,680 related to conversion of debt, which is included in interest expense on the accompanying consolidated statement of operations.

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

During the three months ended March 31, 2014, the Company issued shares totaling 45,276,471 in settlement of $76,300 of the outstanding principal balance and $4,220 of accrued interest, and relieved $89,474 of related derivative liability into paid-in-capital. These settlements were in accordance with the original agreement and therefore debt extinguishment accounting did not apply. These settlements were made as follows:

•	The Company issued 11,600,000 shares of common stock in settlement of $23,000 principal and $2,520 of accrued interest on January 10, 2014
•	The Company issued 7,500,000 shares of common stock in settlement of $15,000 principal on February 12, 2014
•	The Company issued 9,000,000 shares of common stock in settlement of $10,800 principal on February 27, 2014
•	The Company issued 11,764,706 shares of common stock in settlement of $20,000 principal on February 28, 2014
•	The Company issued 5,411,765 shares of common stock in settlement of $7,500 principal and $1,700 accrued interest on March 7, 2014

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

As of March 31, 2014, 2013 convertible debentures had a remaining balance of $39,200.

	Market value of stock on measurement date	Risk-free interest rate	Dividend yield	Volatility factor	Term
On settlement, January 10, 2014	$0.0039	0.03 - 0.05%	0%	210%	0.15 - 0.32 years
On settlement, February 10, 2014	$0.0038	0.07%	0%	210%	0.23 years
On settlement, February 27, 2014	$0.0038	0.04%	0%	210%	0.36 years
On settlement, February 28, 2014	$0.0035	0.05%	0%	210%	0.18 years
On settlement, March 6, 2014	$0.003	0.06%	0%	210%	0.16 years
Remeasurement, March 31, 2014	$0.0038	0.05%	0%	210%	0.28 years

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

The debt discount is accreted to interest expense over the life of the convertible debentures using the straight-line method. During the three months ended March 31, 2014, the Company recorded interest accretion expense of $60,904, including $17,697 related to conversion of debt, which is included in interest expense on the accompanying consolidated statement of operations.

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

During the three months ended March 31, 2014, the Company issued shares totaling 34,558,079 in settlement of $65,772 of the outstanding balance and relieved $84,163 of related derivative liability into paid-in-capital. These settlements were in accordance with the original agreement and therefore debt extinguishment accounting did not apply. These settlements were made as follows:

•	The Company issued 10,000,000 shares of common stock in settlement of $21,450 principal on January 7, 2014
•	The Company issued 10,000,000 shares of common stock in settlement of $18,700 principal on January 22, 2014
•	The Company issued 14,558,079 shares of common stock in settlement of $25,622 principal on February 4, 2014

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

As of March 31, 2014 the Convertible Settlement Agreement had a balance of $267,177.

The derivatives for 2013 convertible debentures were valued using the Black-Scholes option pricing model with the following assumptions:

	Market value of stock on measurement date	Risk-free interest rate	Dividend yield	Volatility factor	Term
On settlement, January 7, 2014	$0.0037	0.08%	0%	210%	0.48 years
On settlement, January 22, 2014	$0.0039	0.07%	0%	210%	0.44 years
On settlement, February 4, 2014	$0.0037	0.07%	0%	210%	0.40 years
Remeasurement, March 31, 2014	$0.0038	0.06%	0%	210%	0.25 years

NOTE 5 – FAIR VALUE MEASUREMENTS

Fair Value on a Recurring Basis

The following table presents the Company’s financial liabilities measured and recorded on a recurring basis at fair value on the Company’s consolidated balance sheets and their level within the fair value hierarchy as of March 31, 2014.

	Total	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$1,456,852	$-	$-	$1,456,852

The following table presents the Company’s financial liabilities measured and recorded on a recurring basis at fair value on the Company’s consolidated balance sheets and their level within the fair value hierarchy as of December 31, 2013.

	Total	Level 1	Level 2	Level 3
Embedded conversion derivative liabilities	$2,113,542	$-	$-	$2,113,542
Indemnification liability	$500,000	$-	$500,000	$-

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

The following table reconciles, for the three months ended March 31, 2014, the beginning and ending balances for embedded conversion derivatives that are recognized at fair value in the consolidated financial statements:

Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2013	$2,113,542
Debt settlement	(298,502)
Gain on fair value adjustments to embedded conversion derivative liabilities	(358,188)
Balance of embedded conversion derivative liabilities, March 31, 2014	$1,456,852

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

NOTE 6 – EQUITY

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

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

Common stock

TCA Global Credit Master Fund, LP (“TCA”)

In relation to the Settlement and Release Agreement and a Consolidated, Amended and Restated Promissory Note with TCA, TCA will return to us for cancellation all of the 17,291,205 shares of our common stock previously issued to it. This cancellation was accounted for as of March 14, 2014, the date of the agreement.

Shares issued with debt financing

As noted in Note 6, the Company entered into an original issue discount note payable, and as additional consideration under the terms of the note agreement issued 2,000,000 shares, valued at $7,000, to the note holder.

Convertible Settlement Agreement

As noted in Note 6, the Company entered into convertible settlement agreement with IBC whereby the Company would issue shares in several tranches to satisfy the outstanding debt. During the three months ended March 31, 2014, the Company settled $65,772 of the outstanding debt in exchange for the issuance of 34,558,079 shares of the Company’s common stock.

Conversion of Debt

As noted in Note 6, the Company entered into convertible debt agreements with multiple investors. During the three months ended March 31, 2014, the Company settled $76,300 of the outstanding principal and $4,220 of accrued interest in exchange for 45,276,471 shares of the Company’s common stock.

Shares issued for services

During the three months ended March 31, 2014, the Company issued 7,500,000 shares valued at $27,750 for consulting services.

Preferred Stock

Series A

On November 3, 2011, we designated twenty five million (25,000,000) shares of the Preferred Stock as Class A Preferred Stock. Our Class A Preferred Stock has liquidation preference over our common stock, voting rights of one hundred (100) votes per share, with each share convertible into five (5) shares of our common stock.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

On December 16, 2013, the shareholder of the 3,000,000 Preferred Stock A shares exchanged the shares for the 5,100,000 shares of the Company’s newly created Preferred Stock B shares. For more information see disclosure regarding Series B shares.

As of March 31, 2014, we have 0 shares of Preferred Stock A issued and outstanding.

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

As of March 31, 2014, we have 5,100,000 shares of Preferred Stock B issued and outstanding.

Series C

On December 16, 2013, we designated five hundred thousand (500,000) shares of the Preferred Stock as Class C Preferred Stock. Our Class C Preferred Stock has liquidation preference over our common stock, voting rights of one (1) vote per share, with each 50,000 shares convertible into fifty thousand (50,000) shares of our common stock.

During the three months ended March 31, 2014, the Company issued 100,000 Preferred Stock C for $100,000. The conversion feature of the Preferred Stock was evaluated and it was determined that a beneficial conversion feature exists. The Company recorded $100,000 as a deemed dividend. As the Company had a negative retained earnings balance at the date of issuance, the dividends were accounted for as a debit and credit to additional paid-in capital.

Preferred C has been evaluated and it has been determined that it contains a substantive redemption feature and therefore it has been classified as temporary equity under commitments and contingencies in the accompanying consolidated balance sheet.

As of March 31, 2014, we have 225,000 shares of Preferred Stock C issued and outstanding.

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

Contributed capital for imputed interest on advances from related party

At March 31, 2014 and December 31, 2013, the Company owed $96,920 and $115,815, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $1,494 and $1,947 on these advances owed during the three months ended March 31, 2014 and 2013, respectively.

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

As consideration under the Consulting Agreement, the Company issued to Bagel Boy a warrant to acquire up to three percent (3%) of the Company’s issued and outstanding shares of common stock, calculated at the time of exercise, at an exercise price of $0.0065 per share (the “Commencement Warrant”). The warrant vests in two equal parts, one-half immediately upon vesting and one-half upon completion of the acquisition of two (2) Acquisition Targets, as defined in the Consulting Agreement. The warrant may be exercised at any time beginning on June 9, 2014 and during the seven (7) years thereafter, subject to the vesting set forth above and a 9.9% ownership limitation set forth therein. The warrants were valued as of the date of issuance using the Black-Scholes option pricing model. In accordance with ASC 505-50 “Equity”, these awards are expensed over the period in which the related services are rendered at their fair value. Therefore, the unvested portion of the warrants which are to be earned under the above mentioned terms were revalued as of March 31, 2014 and stock compensation related to these warrants from inception of the agreement were adjusted based upon the newly determined fair value of the warrants. The assumptions used at the date of issuance and as of the end of the reporting period are shown below:

	March 31, 2014	December 9, 2013
Market value of stock on measurement date	$0.0038	$0.0063
Risk-free interest rate	2.30%	2.23%
Dividend yield	0%	0%
Volatility factor	210%	193%
Term	7.5 years	7.5 years

The value of the warrant was determined to be $69,605. The Company recorded $4,074 in stock compensation for the three months ended March 31, 2014. Unvested stock compensation totaling $13,049 will be recorded as the remaining vesting requirements are met.

As further consideration under the Consulting Agreement, we agreed to pay to Bagel Boy a consulting fee of $15,000 per month, payable in the form of cash (at a 25% discount) or in the form of a cashless exercise warrant exercisable at fifty percent (50%) of the lowest five (5) closing bid prices during the ten (10) trading days prior to exercise (the “Consulting Warrant”). The warrant may be exercised at any time beginning on June 9, 2014 and during the seven (7) years thereafter, subject to a 9.9% ownership limitation set forth therein. The warrants were valued as of the date of issuance using the Black-Scholes option pricing model. In accordance with ASC 505-50 “Equity”, these awards are expensed over the period in which the related services are rendered at their fair value. Therefore, the unvested portion of the warrants which are to be earned under the above mentioned terms were revalued as of March 31, 2014 and stock compensation related to these warrants from inception of the agreement were adjusted based upon the newly determined fair value of the warrants. The assumptions used at the date of issuance and as of the end of the reporting period are shown below:

PHARMAGEN, INC.
(a Nevada corporation)
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

	March 31, 2014	December 9, 2013
Market value of stock on measurement date	$0.0038	$0.0063
Risk-free interest rate	2.30%	2.23%
Dividend yield	0%	0%
Volatility factor	210%	193%
Term	7.5 years	7.5 years

The value of the warrant was determined to be $4,464. The Company recorded $85 in stock compensation for the three months ended March 31, 2014. Unvested stock compensation totaling $747 will be recorded as the remaining vesting requirements are met.

NOTE 7 – RELATED PARTY TRANSACTIONS

At March 31, 2014 and December 31, 2013, the Company owed $96,920 and $115,815, respectively, to its President for repayment of advances. The advances are unsecured, non-interest bearing, and due on demand. The Company imputed interest expense of $1,494 and $1,947 on these advances owed during the three months ended March 31, 2014 and 2013, respectively.

On February 19, 2013, the Company received an advance from a related party in the amount of $75,000, and this amount was outstanding as of March 31, 2014. The advance is unsecured, bears interest at 6% and is due on November 19, 2014.

NOTE 8 – INCOME TAXES

No provision for federal income taxes has been recognized for the three months ended March 31, 2014 and 2013 as the Company incurred a net operating loss for income tax purposes in each period and has no carryback potential.

There is no balance for deferred tax assets as of March 31, 2014 and December 31, 2013 due to uncertainty regarding the realizability of deferred tax assets.

At March 31, 2014 and December 31, 2013, the Company has no uncertain tax positions.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated through the filing date of these consolidated financial statements and noted the following subsequent events:

On April 1, 2014, we entered into a Securities Purchase Agreement with Bagel Boy Equity Group II, LLC, an entity owned and controlled by our Interim-Chief Operating Officer and Chairman of the Board of Directors, Richard A. Wolpow, pursuant to which we sold one hundred thousand (100,000) shares of our Series C Convertible Preferred Stock at $1.00 per share, for total consideration of $100,000.

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

Going Concern

As a result of our financial condition, our auditors have indicated in their report to our financial statements as of December 31, 2013 their uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate sufficient revenue to fund our operations. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will not cover our operating expenses for even the next sixty days. There is no assurance that our existing cash flow will ever be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations for the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Introduction

Our revenues for the three months ended March 31, 2014 were $1,319,464, compared to $1,721,331 for the three months ended March 31, 2013. Our revenues are generated from the wholesale distribution of hard-to-find drugs, and sales from our pharmaceutical product Clotamin.

Revenues and Net Operating (Income) Loss

Our revenues, cost of sales, gross profit, operating expenses, operating loss, other expenses, and net loss for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, are as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Revenue	$1,319,464	1,721,331
Cost of Sales	(582,990)	(686,540)
Gross Profit	$736,474	1,034,791

Operating Expenses:
General and Administrative	$401,029	529,064
Salaries and commissions	461,468	563,286
Professional fees	284,500	269,952
Total Operating Expenses	$1,146,997	1,362,302

Operating Loss	$(410,523)	(327,511)

Other Expenses:
Derivative gains	$358,188	119,381
Loss on settlement of debt	(15,646)	-
Interest expense	(644,621)	(633,663)
Total Other Expenses	$(302,079)	(514,282)

Net Loss	$(712,602)	(841,793)

Revenue

Our revenue for the three months ended March 31, 2014 decreased by $401,867, or 23%, as compared to the three months ended March 31, 2013. The decrease in revenue is a result of a decrease in our sales of hard-to-find drugs during the quarter, even though we continued to increase the number of states in which we are licensed to sell drugs, and our sales of prescription based drugs. As of January 1, 2014, we had licenses to sell drugs in 45 states.

We report revenues from sales of our hard-to-find drugs and Clotamin in one business segment. We purchase our hard-to-find drugs from a wide variety of small vendors depending on the particular hard-to-find drug that is being sought. Our current vendors are small, regional pharmaceutical wholesalers. Approximately 70% of our purchase orders are for under $1,000 each. During the three months ended March 31, 2014, three vendors accounted for 33%, 25% and 17% of purchases at Pharmagen, while during the three months ended March 31, 2013, three vendors accounted for 29%, 16% and 12% of purchases at Pharmagen.

During the three months ended March 31, 2014, two customers accounted for 25% of Pharmagen sales. During the three months ended March 31, 2013, one customer accounted for 46% of Pharmagen sales. At March 31, 2014 and December 31, 2013, no customers accounted for more than 10% of Pharmagen accounts receivable.

Cost of Sales

Our cost of sales represents the direct costs attributable to the production of the operations that produce our revenues. For the three months ended March 31, 2014, our cost of sales was $582,990, or 44% of our revenue, as compared to $686,540, or 40% of revenue for the three months ended March 31, 2013. The decrease in cost of sales was $103,550, or 15%. The slight increase in cost of sales as a percentage of sales is a result of the particular product mix for the period and larger margins available with more volume. Our cost of sales will increase as our revenues increase, but we expect our cost of sales as percentage of revenue to remain relatively stable.

General and Administrative Expenses

General and administrative expenses decreased by $128,035, or 24%, for the three months ended March 31, 2014 compared the three months ended March 31, 2013. Because our general and administrative expenses consist primarily of shipping costs, costs for human resources, depreciation expense, costs of business licenses and permits, merchant services and bank fees, rent expense, and other general expenses, we expect them to decrease as our operations and revenues decrease, and likewise increase as our operations and revenues increase, up to a point, but then level off.

Salaries and Commissions

Our salaries and commissions decreased by $101,818, or 18%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, as we implemented cost-cutting measures aimed specifically at reducing our overhead expenses. During the three months ended March 31, 2014, approximately $124,000 was paid as commissions to our sales force, as compared to approximately $103,000 for the three months ended March 31, 2013. The remaining amounts were paid to our officers, Mackie Barch and Eric Clarke, as well as the administrative staff.

Professional Fees

Our professional fees increased by $14,548, or 5%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The slight increase was a result of increased costs for legal, accounting, and consulting services related to being a fully-reporting public company and the overall increase in business operations.

Derivative Gains

Our derivative gains increased by $238,807, or 200%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. These derivative losses relate to the change in fair value of embedded derivatives related to convertible debt agreements.

Loss on Settlement of Debt

Our loss on settlement of debt increased to $15,646 from $0 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The loss on settlement of debt is related to the TCA Settlement and release agreement entered into on March 14, 2014. In connection with this settlement, the Company recorded a loss on settlement totaling $24,638 (net of cash held in TCA lockbox of $5,273), of which $14,265 had been accrued for as a loss contingency as of December 31, 2013.

Interest Expense

Our interest expense increased by $10,958, or 2%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Operating Loss; Net Loss

Our operating loss increased by $83,012, or 25%, from ($327,511) to ($410,523), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Our net loss decreased by $129,191, or 15%, from ($841,793) to ($712,602), for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Our losses for three months ended March 31, 2014 decreased by 15% while our revenues decreased by a larger 23%.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, and debt service. Our principal source of liquidity as of March 31, 2014 consisted of cash of $264,673. We no longer have access to available credit on our revolving credit facility. We expect that working capital requirements and debt service will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Management’s plan to meet our operating expenses in the short term is through equity and/or debt financing, as we do not anticipate that our revenues from current operations will be sufficient to meet our operating expenses by December 31, 2014 or thereafter.

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013

Cash	$264,673	$225,983
Total Current Assets	836,995	879,305
Total Assets	1,279,505	1,282,300
Total Current Liabilities	8,294,598	8,084,241
Total Liabilities	9,083,598	8,868,814

Our cash increased by $38,690, or 17% as of March 31, 2014 compared to December 31, 2013.

Total current assets decreased by $42,310, or 5%, as of March 31, 2014 as compared to March 31, 2013. The decrease was primarily a result of the decrease in deferred financing costs from $90,401 to zero, and a decrease in accounts receivable of $42,068, offset by the increase in cash described above and an increase in inventory of $32,908 and prepaid expenses of $18,561. Prepaid expenses consists of prepaid insurance premiums.

Total assets increased by $2,795, or less than 1%, as of March 31, 2014 as compared to March 31, 2013. In addition to the changes described above in the current assets, the decrease was primarily a result of an increase in property and equipment, net of depreciation, of $40,762.

Cash Requirements

We had cash available as of March 31, 2014 of $264,673. Our cash provided by operating activities was $48,359 for the three months ended March 31, 2014, compared to cash used in operating activities of $160,619 for the three months ended March 31, 2013, a difference of $208,978. Based on our current revenues and cash on hand, and our monthly cash flow needs of approximately $90,000, we will need to continue to raise money from the issuance of equity to pay down our long term debt.

Sources and Uses of Cash

Operations

Our net cash provided by operating activities was $48,359 for the three months ended March 31, 2014, compared to net cash used in operating activities $160,619 for the three months ended March 31, 2013, a difference of $208,978. For the three months ended March 31, 2014, our net cash provided by operating activities consisted of our net loss of $712,602 and a change in fair market value of derivative liability of $358,188, offset primarily by an amortization of debt discount of $500,581 and accounts payable and accrued liabilities of $509,545.

Investments

Our net cash used in investing activities was $62,166 for the three months ended March 31, 2014, compared to $16,260 for the three months ended March 31, 2013. For both periods, our net cash used in investing activities consisted of purchase of property and equipment.

Financing

Our net cash provided by financing activities was $52,497 for the three months ended March 31, 2014, compared to $501,281 for the three months ended March 31, 2013. For the three months ended March 31, 2014, our net cash provided by financing activities consisted primarily of net proceeds from preferred stock of $100,000, offset by repayments of advances to related parties of $18,895, net proceeds from convertible lines of credit of $14,371, and principal payments in capital lease obligations of $14,237.

Off-balance sheet arrangements

As of March 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings

There have been no updates to the legal proceedings disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Bridge Financing

On February 14, 2014, we entered into a second Securities Purchase Agreement with Bagel Boy Equity Group, II, LLC, an entity owned and controlled by Mr. Wolpow, for the sale of an additional one hundred thousand (100,000) shares of our newly created Series C Convertible Preferred Stock at $1.00 per share, for total consideration of $100,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the shareholder was accredited, familiar with our operations, and there was no solicitation in connection with the issuance. Our Board of Directors approved an offering of up to five hundred thousand (500,000) shares of Series C Convertible Preferred Stock at $1.00 per share.

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

Original Issue Discount Promissory Note

On February 24, 2014, we entered into an Original Issue Discount Promissory Note in the amount of one hundred eighty thousand dollars ($180,000). Under the terms of the note, the holder advanced one hundred fifty thousand dollars ($150,000) to us, which will be repaid as follows:

(a) on April 1 and May 1, 2014, we will pay five thousand dollars ($5,000) to the holder, which will be applied against the outstanding principal amount,

(b) in the event we, between the date of the note and the maturity date (October 1, 2015) close on debt or equity financing that, in the aggregate, exceeds fifteen million dollars ($15,000,000), then we will repay the entire unpaid principal amount no later than the date which is one hundred twenty (120) days after the closing of said financing,

(c) in the event any of the principal amount remains unpaid as of June 1, 2014, then we will pay to the holder on the first of each month beginning on June 1, 2014, and continuing until December 31, 2014 (the “Interest Start Date”), an amount equal to seven and one half percent (7.5%) of the gross profit from pharmaceutical sales by our wholly-owned subsidiary, Pharmagen Distribution, LLC for the month prior to the immediately preceding month, with a maximum monthly payment of fifteen thousand dollars ($15,000), until the entire principal amount, plus accrued interest, is repaid in full,

(d) in the event any of the principal amount remains unpaid as of the Interest Start Date, then in addition to any other payments set forth herein, including principal or interest, we will pay to the holder an amount equal to twenty percent (20%) of the gross profit from pharmaceutical sales by our wholly-owned subsidiary, Pharmagen Distribution, LLC, for a period beginning on the Interest Start Date and ending on the later of (i) six (6) months, or (ii) until the entire Principal Amount, plus accrued interest, is repaid in full, and

(e) notwithstanding the above, the entire unpaid principal amount and all accrued but unpaid interest shall be due on the maturity date.

In addition, we issued to the note holder two million (2,000,000) shares of our common stock, restricted in accordance with Rule 144. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited, familiar with our operations, and no general solicitation was utilized.

Stylinz Industries, Inc., Consulting Agreement

On March 24, 2014, we received a fully executed copy of a Consulting Services Agreement dated March 24, 2014, with Stylinz Industries, Inc., a Wyoming corporation, pursuant to which Stylinz Industries, Inc., will provide consulting services to us. As partial consideration under the Consulting Agreement, we agreed to pay Stylinz Industries Fifty Dollars ($50.00) per billed hour and Seventy Five Dollars ($75.00) per hour for travel time, payable on a quarterly basis by executing and delivering a Warrant Agreement. The Warrant Agreement shall provide Stylinz Industries with cashless warrants exercisable into our common stock. The number of shares issued shall be based on any Consulting Fee (as defined in the Consulting Agreement) then due and owing and calculated using the Conversion Price on the date the warrants are exercised.

The “Conversion Price” shall be the greater of: (i) fifty percent (50%) of the average of the lowest five (5) closing bid prices during the ten (10) trading days prior to exercise; or (ii) $0.05. The warrants may be exercised at any time beginning on August 27, 2014, subject to a 9.9% ownership limitation set forth therein.

This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as the consultant was familiar with our operations and there was no solicitation in connection with the issuance.

Common Stock

On March 26, 2014, we issued an aggregate of 7,500,000 shares of our common stock, restricted in accordance with Rule 144, to two individuals for consulting services, 5,000,000 of which was pursuant to a Consulting Agreement dated effective July 1, 2013. The issuances were exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

Convertible Note

On July 22, 2013, we entered into a convertible promissory note in the original principal amount of up to $250,000. The note is convertible into the lesser of $0.04 or 60% of the lowest trade price in the 25 trading days previous to the conversion (plus an additional 10% discount if we are not DWAC eligible). The note is due and payable one year after each advance by the lender. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investors were sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

ITEM 3 Defaults Upon Senior Securities

On December 13, 2012, we acquired Bryce Rx Laboratories through a Stock Purchase Agreement with Robert Guiliano, an individual, for the purchase of all of the outstanding securities of Bryce Rx Laboratories, Inc. The purchase price was One Million One Hundred Thousand Dollars ($1,100,000). In connection with the acquisition of Bryce, we issued a note payable in the amount $1,000,000 to the seller. The note payable is payable in four installments at $250,000 each on December 31 beginning in 2013. Accrued imputed interest as of March 31, 2014 and December 31, 2013 was $68,562 and $55,000, respectively. As of March 31, 2014, the note is in default.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

(a) Exhibits

2.1 (5)	Amended and Restated Asset Acquisition Agreement between Amerisure Pharmaceuticals, LLC and Global Nutritional Research, LLC

2.2 (4)	Share Exchange Agreement with Healthcare Distribution Specialists, LLC dated February 13, 2012

2.3 (8)	Stock Purchase Agreement with Bryce Rx Laboratories, Inc. dated December 13, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of Sunpeaks Ventures, Inc.

3.2 (11)	Certificate of Amendment to Articles of Incorporation

3.2 (2)	Bylaws of Sunpeaks Ventures, Inc.

3.3 (3)	Certificate of Amendment to Articles of Incorporation

4.1 (6)	Sunpeaks Ventures, Inc. 2012 Omnibus Stock Grant and Option Plan

4.2 (7)	Sunpeaks Ventures, Inc. Form of Non Statutory Stock Option Agreement

4.3 (8)	Certificate of Designation for Series C Convertible Preferred Stock

4.4 (9)	Certificate of Designation for Series B Convertible Preferred Stock

10.1 (10)	Consulting Services Agreement with Bagel Boy Equity Group II, LLC

10.2 (10)	Common Stock Commencement Warrant

10.3 (10)	Common Stock Consulting Warrant

10.4 (10)	Form of Securities Purchase Agreement for Series C Convertible Preferred Stock

10.5 (11)	Original Issue Discount Promissory Note dated February 24, 2014

10.6 (11)	Securities Purchase Agreement dated February 24, 2014

10.7 (12)	Settlement and Release Agreement dated March 14, 2014

10.8 (12)	Consolidated, Amended and Restated Promissory Note dated March 14, 2014

10.9 (13)	Consulting Services Agreement

10.10 (13)	Common Stock Purchase Consulting Warrant

10.11 (13)	Form of Securities Purchase Agreement for Series C Convertible Preferred Stock

10.12	Convertible Promissory Note

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Lables Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
_______________
(1)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on November 4, 2011.
(2)	Incorporated by reference from Exhibit 3.2 to our Registration Statement on Form S-1 filed with the Commission on September 18, 2009.
(3)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Commission on January 14, 2013.
(4)	Incorporated by reference from Exhibit 10.10 to our Current Report on Form 8-K filed with the Commission on February 17, 2012.
(5)	Incorporated by reference from Exhibit 10.15 to our Current Report on Form 8-K filed with the Commission on July 27, 2012.
(6)	Incorporated by reference from Exhibit 4.1 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(7)	Incorporated by reference from Exhibit 4.2 to our Registration Statement on Form S-8 filed with the commission on August 3, 2012.
(8)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 16, 2013.
(9)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on December 20, 2013.
(10)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 24, 2014.
(11)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 28, 2014.
(12)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 21, 2014.
(13)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on March 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmagen, Inc.

Dated: May 15, 2014	/s/ Mackie Barch
By: Mackie Barch
Its: President and Chief Executive Officer